Form 10QSB
period 1999-04-30
LEISURE CONCEPTS INTERNATIONAL INC
filed 1999-06-21
CIK 1079368

UNITED STATES
                  SECURITIES EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                           FORM 10-QSB

-----------------------------------------------------------------

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

          For the quarterly period ended April 30, 1999

-----------------------------------------------------------------

                LEISURE CONCEPTS INTERNATIONAL INC.
      ----------------------------------------------------
     (Exact name of registrant as specified in its charter)


        DELAWARE                           13-4032991
        --------                           ----------
(State or other jurisdiction             (I.R.S. Employer
of incorporation or organization)        Identification No.)


20 Purple Martin Drive
Hackettstown, New Jersey                      07840
----------------------------------            -----
(Address of principal executive offices)    (Zip Code)

Registrant's telephone number              908-813-0418
                                          --------------

Check here whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes __X____      No_______

As of April 30, 1999, the following shares of the Registrant's common stock were issued and outstanding:

         8,332,000 shares of voting common stock


Traditional Small Business Disclosure (check one): Yes  X  No

INDEX

PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements . . . . . . . . . . . . . . . . .3
          CONDENSED CONSOLIDATED BALANCE SHEET . . . . . . . . .4
          CONDENSED CONSOLIDATED INCOME STATEMENT. . . . . . . .5
          STATEMENT OF CASH FLOWS. . . . . . . . . . . . . . . .6
          Note 1.   NATURE OF BUSINESS AND SIGNIFICANT
                    ACCOUNTING POLICIES. . . . . . . . . . . . .8
          Note 2.   USE OF OFFICE SPACE. . . . . . . . . . . . .9
          Note 3.   EARNINGS PER SHARE . . . . . . . . . . . . .9
          Note 4.   LIQUIDITY . . . . . . . . . . . . . . . . . 9
          Note 5.   SUBSEQUENT EVENTS . . . . . . . . . . . . .10

Item 2.   Management's Discussion And Analysis or Plan of
          Operations. . . . . . . . . . . . . . . . . . . . . .11

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . 16

Item 2.   Changes in Securities. . . . . . . . . . . . . . . . 16

Item 3.   Defaults upon Senior Securities. . . . . . . . . . . 16

Item 4.   Submission of Matters to a Vote of
          Security Holders . . . . . . . . . . . . . . . . . . 17

Item 5.   Other information. . . . . . . . . . . . . . . . . . 17

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . 17


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . 18

PART I - FINANCIAL INFORMATION


To the Board of Directors of Leisure Concepts International Inc.
Hackettstown, NJ

We have reviewed the accompanying balance sheet of Leisure Concepts International Inc., (a development stage company) as of April 30, 1999 and the related statements of loss and accumulated deficit, and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Leisure Concepts International Inc.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

Dated: New York, New York
       June 21, 1999

              LEISURE CONCEPTS INTERNATIONAL INC.
              CONDENSED CONSOLIDATED BALANCE SHEET

                                      As Of            As Of
                                  April 30, 1998   Jan. 31, 1999
                                    (Unaudited)      (Audited)
                                 --------------------------------
ASSETS
Current Assets
Cash                                     $0              $0
Other Current Assets                      0               0
                                   _________         ________
Total Current Assets                      0               0
Other Assets                              0               0
                                   _________         ________
TOTAL ASSETS                             $0              $0

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts Payable                         $0              $0
Accrued Expenses                      4,013          13,500
                                   _________         ________

Total Current Liabilities             4,013          13,500
Loan Payable                         13,500               0
                                   _________         ________
Total Liabilities                    17,513          13,500

Stockholders' Equity
 Common Stock, $.001 par value,
 Authorized 25,000.000 Shares;
 Issued and Outstanding
 6,000,000 Shares                     8,332           8,332

Additional Paid in Capital          129,338          77,238
Deficit Accumulated During the
Development Stage                  (115,183)        (99,070)
                                   _________        ________

Total Stockholders' Equity          (17,513)        (13,500)

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                    $0              $0

The accompanying notes and accountant's report are an integral part of these financial statements.

                 LEISURE CONCEPTS INTERNATIONAL INC.
           CONDENSED CONSOLIDATED STATEMENT OF INCOME (LOSS)

                    For the 3 Mos Ended    For the 3 Mos Ended
                         April 30              January 30
                     1999         1998       1999         1998
                    ------------------------------------------

TOTAL REVENUES:     $     0       N/A              0        N/A

OPERATING EXPENSES:
 Accounting           1,500       N/A          3,500        N/A
 Legal                2,500                   10,000
 Rent Expense (Note 2)2,100                    8,400
 Filing Fee              13                       50
 Contributed Svcs
       (Note 6)      50,000                   46,020
 Other Start Up Costs     0                      200
                    ________   _______       ________   ________

NET LOSS            (56,113)      N/A        (68,170)      N/A

NET LOSS PER SHARE     (.01)                    (.03)

Weighted Average
  Number of Shares
  Outstanding        6,000,000               6,000,000



The accompanying notes and accountant's report are an integral part of these financial statements.

              LEISURE CONCEPTS INTERNATIONAL INC.
              STATEMENT OF CASH FLOWS (unaudited)

                            For the 3 mos       For the 3 mos
                                Ended               Ended
                                 to                   to
                            April 30, 1999      April 30, 1998
                         ________________________________________

CASH FLOWS FROM OPERATING
ACTIVITIES:

Net Loss                        $(56,113)             N/A

Adjustments to Reconcile Net Loss
to Net Cash Used in operating
Activities:
Changes in Assets and Liabilities
Increase in Accounts Payable and
Accrued Expenses                  (9,487)
                                 ________          ________

Total Adjustments                 (9,487)             N/A

Net Cash Used in
Operating Activities             (65,600)

CASH FLOWS FROM FINANCING
ACTIVITIES:

Increase in Loan Payable          13,500
Additional Paid in Capital
 Contributed by Shareholder       52,100
                                 ________         _______
Net Cash Provided
by Financing Activities           65,600


Net Change in Cash                     0              N/A

Cash at Beginning of Period            0

Cash at End of Period             $    0

Supplemental Disclosure of
Cash Flow Information
Cash Paid During the Period for

Interest Expense                       0
Corporate Taxes                   $    0

The accompanying notes and accountant's report are an integral part of these financial statements.

              LEISURE CONCEPTS INTERNATIONAL INC.
                  NOTES TO FINANCIAL STATEMENTS
                          APRIL 30, 1999

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

A.  Description of Company

LEISURE CONCEPTS INTERNATIONAL INC.("the Company") is a for-profit corporation, incorporated under the laws of the State of Delaware on December 29, 1995. Leisure Concepts International Inc. is a developmental stage company whose principal objective is to provide all-inclusive travel services to recognized destinations worldwide. It will focus on three specific areas: online travel services, European cruises, and European vacation ownership.

B. Basis of Presentation

Financial statements are prepared on the accrual basis of accounting. Accordingly, revenue is recognized when earned and expenses when incurred.


C. Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from these estimates. Significant estimates in the financial statements include the assumption that the Company will continue as a going concern. See Note 4.


NOTE 2 - USE OF OFFICE SPACE

On February 1, 1998, the Company began using office space for its executive offices at two locations, both of which it receives from two of its shareholders at no cost. The fair market value of the 200 square foot office at 11 Waterloo Place, London UK is $400 per month. The fair market value of the 200 square foot ofice at 20 Purple Martin Drive, Hackettstown, New Jersey is $300 per month. Each amount is reflected as an expense with a corresponding credit to additional paid in capital.



NOTE 3 - EARNINGS PER SHARE
                                       FOR THE THREE MONTHS ENDED
                                            APRIL 30, 1999

                    Net Loss Per Share          $ (0.03)


NOTE 4 - LIQUIDITY

The Company's viability as a going concern is dependent upon raising additional capital, and ultimately, having net income. The Company's limited operating history, including its losses and no revenues, primarily reflect the operations of its early stage. As a result, the Company had from time of inception to April 30, 1999 no revenue and a net loss from operations of $155,183. As of April 30, 1998, the Company had a net capital deficiency of $17,513.

The Company requires additional capital principally to meet its costs for the implementation of its business plan, for general and administrative expenses and to fund costs associated with the start up of its telecommunications operations. It is not anticipated that the Company will be able to meet its financial obligations through internal net revenue in the foreseeable future. Leisure Concepts International, Inc. does not have a working capital line of credit with any financial institution. Therefore, future sources of liquidity will be limited to the Company's ability to obtain additional debt or equity funding.


NOTE 5 - PURCHASE OF LEISURE CONCEPTS INTERNATIONAL LTD.

On November 12, 1998, the Company entered into an agreement whereby it agreed to purchase 100 percent of the issued and outstanding stock of Leisure Concepts International Ltd., a company incorporated under the laws of England. Leisure Concepts International Ltd is a developmental stage company with no assets or liabilities as of October 31, 1998. Under the agreement, the Company's 11,000,000 then outstanding shares underwent for a one-for-15 reverse split into 732,000 shares. The Company then issued 7,400,000 post reverse split shares with a par value of $7,400 to the shareholders of Leisure Concepts International Ltd in exchange for 100 percent of the issued and outstanding stock of Leisure Concepts International Ltd. An additional 200,000 shares of post-reverse split shares were issued to consultants in connection with the purchase. After the purchase, the Company had 8,332,000 shares of stock outstanding.



NOTE 6- CONTRIBUTED SERVICES

Four of the Company's officers render services on behalf of the company at no cost. The fair market value is $4,167 per officer per month. Each amount is reflected as an expense with a corresponding credit to additional paid in capital.


NOTE 7 - LOAN PAYABLE

During the three months ended April 30, 1999, Glen Investments paid $13,500 of liabilities on behalf of Leisure Concepts International Inc. Glen Investments is owned by one of the officers of LCI. The loan is not evidenced by a note. The informal agreement calls for non payment of interest. LCI intends to repay the loan out of any fundraising that it may carry out or when the company achieves sustainable revenue.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

RESULTS OF OPERATIONS

The Company is a development stage company. Its principal business as an integrated travel group is to provide all-inclusive travel services to recognized destinations worldwide and to destinations which have not been traditionally serviced by other travel service companies.

The Company intends to implement its plan by fostering joint ventures in a number of specialized areas. The Company is developing its existing operations acquired through the acquisition of Leisure Concepts International Ltd., and will utilize the available management expertise to become a leading operator in the constantly evolving travel and tourism industry.

The Company will focus its efforts in three specific areas: on-line travel services, European cruises and European vacation ownership. These areas have been underdeveloped by other competitors in the travel industry and provide the Company with the best opportunity to develop a solid market position. Integral to the Company's success is the development of the internet travel channel which will facilitate the Company's ability to field customer demand.

The Company's plans are by no means simple and investors are alerted that any investment in the Company is complex and risky. There can be no assurance that the Company will succeed in its efforts or maintain a profitable business. The Company has no recent operating history and no representation is made, nor is any intended, that the Company will be able to carry on future business activities successfully.

The present operation of the company mainly encompasses developing the Company's infrastructure and its reporting and operating systems which will be the main asset for the company's operation. The Company also is attempting to develop contacts in the industry for the purpose of developing future associations with travel operators. The Company is also assessing the costs associated with the production of holiday and travel brochures, promotional literature to travel industry related associations and consumers. Additionally, other marketing avenues are currently being assessed by the Company including radio, television, internet and bill board campaigns. The Company is also seeking to develop and establish brand names for the various travel packages which the Company hopes to offer.

There are no proposals, arrangements or understandings currently between the Company and any other party in regard to such an acquisition.

The Company is aware of the competitiveness within the travel industry which has grown more intense with the development of the internet. The Company plans to aggressively market its service through all mediums, including radio, television, internet and bill board campaigns in order to maximize its entry into the industry and to remain competitive. It is also planned that the Company will seek to develop packages which are not currently marketed by other major competitors in the industry for the purpose of obtaining a share of such underdeveloped markets. The Company is currently researching and examining which underdeveloped markets it should target and will evaluate the possibility of success in those markets accordingly.

During the next twelve months, the Company intends on developing the its infrastructure and its reporting and operating systems which will be the main asset for the company's operation.

The Company intends on acquiring niche profitable businesses within the travel industry in order to enhance itself. Tour operators serving underdeveloped areas of the travel industry will be sought to be acquired by the Company for the purpose of targeting less competitive destinations. Areas to be developed include cruises, vacation ownership plans and internet travel web sites.

The Company also seeks to develop an internet travel channel which will offer flights, hotel reservations, package holidays, car rentals, destination information, weather reports and a holiday auction service. The site will be developed by integrating services that the group will be acquiring in its consolidation strategy, in addition to providing the ability to independent tour operators to have their brochures featured on the site. Once established, the site expects to take a reasonable share of the travel agent market in the United Kingdom by offering lower cost service to the tour operators than that which they are currently paying to the traditional retailing channels.

There is no guarantee that the Company's plans will be successful. Additionally, as the Company has minimal liquidity, there is no guarantee that it will be able to sustain its operations over the next twelve (12) months if it cannot achieve its stated goals.

YEAR 2000 DISCLOSURE

Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field and cannot distinguish 21st century dates from 20th century dates. These date code fields will need to distinguish 21st century dates from 20th century dates and, as a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements.

The Company is in the process of assessing the Year 2000 issue and expects to complete its program by the spring of 1999. The Company has not incurred material costs to date in this process, and currently does not believe that the cost of additional actions will have a material effect on results of operations or financial condition. The Company believes that its systems are Year 2000 compliant in all material respects and that it has taken every precaution to insure the same. However, the Year 2000 issue is a very uncertain one and the Company cannot guarantee that its current systems and products may contain undetected errors or defects with Year 2000 date functions that may result in material costs.

The Company is not aware of any material operational issues or costs associated with preparing our internal systems for the Year 2000. The Company may experience serious unanticipated negative consequences or material costs caused by undetected errors or defects in the technology used in its internal systems. In addition, the Company utilizes third-party equipment, software and content, including non-information technology systems ("non-IT systems"), such as its security system, building equipment and non-IT systems embedded micro-controllers that may not be Year 2000 compliant. The Company is in the process of developing a plan to assess whether these third parties are adequately addressing the Year 2000 issue and whether any of its non-IT systems have material Year 2000 compliance problems. Failure of such third-party equipment, software or content to operate properly with regard to the Year 2000 issue could require the Company to incur unanticipated expenses to remedy any problems, which could have a material adverse effect on its business, results of operations, and financial condition. The Company has not yet fully developed a comprehensive contingency plan to address situations that may result if it is unable to achieve Year 2000 readiness of its critical operations. The cost of developing and implementing such a plan may itself be material. Finally, the Company is also subject to external forces that might generally affect industry and commerce, such as utility or transportation company Year 2000 compliance failures and related service interruptions.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

There are currently no pending legal proceedings against the company.


Item 2.   Changes in Securities

There has been no change in the Company's securities since the filing of its Form 10SB-12G.


Item 3.   Defaults upon Senior Securities

There has been no default in the payment of principal, interest, sinking or purchase fund installment.


Item 4.   Submission of Matters to a Vote of Security Holders

No matter has been submitted to a vote of security holders during the period covered by this report.


Item 5.   Other information

There is no other information to report which is material to the company's financial condition not previously reported.


Item 6.   Exhibits and Reports on Form 8-K

There are no Exhibits or reports on Form 8-K attached hereto.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities
Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


LEISURE CONCEPTS INTERNATIONAL, INC.
-----------------------------------
(Registrant)
Date: June 21, 1999

By: /s/ R.J. Peel
    --------------
    President