Form 10QSB
period 1999-07-31
LEISURE CONCEPTS INTERNATIONAL INC
filed 1999-09-17
CIK 1079368

UNITED STATES
                  SECURITIES EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                           FORM 10-QSB

-----------------------------------------------------------------

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

          For the quarterly period ended July 30, 1999

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

                      Yes __X____      No_______

As of July 30, 1999, the following shares of the Registrant's common stock were issued and outstanding:

         8,332,000 shares of voting common stock


Traditional Small Business Disclosure (check one): Yes  X  No

INDEX

PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements . . . . . . . . . . . . . . . . .3
          CONDENSED CONSOLIDATED BALANCE SHEET . . . . . . . . .4
          CONDENSED CONSOLIDATED INCOME STATEMENT. . . . . . . .5
          STATEMENT OF CASH FLOWS. . . . . . . . . . . . . . . .6
          Note 1.   NATURE OF BUSINESS AND SIGNIFICANT
                    ACCOUNTING POLICIES. . . . . . . . . . . . .8
          Note 2.   USE OF OFFICE SPACE. . . . . . . . . . . . .8
          Note 3.   EARNINGS PER SHARE . . . . . . . . . . . . .9
          Note 4.   LIQUIDITY . . . . . . . . . . . . . . . . . 9
          Note 5.   SUBSEQUENT EVENTS . . . . . . . . . . . . . 9
          Note 6.   CONTRIBUTED SERVICES . . . . . . . . . . . 10
          Note 7.   LOAN PAYABLE . . . . . . . . . . . . . . . 10

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

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . 17


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . 18

PART I - FINANCIAL INFORMATION


To the Board of Directors of Leisure Concepts International Inc.
Hackettstown, NJ

We have reviewed the accompanying balance sheet of Leisure Concepts International Inc., (a development stage company) as of July 31, 1999 and the related statements of loss and accumulated deficit, and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Leisure Concepts International Inc.

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

Graf Repetti & Co., LLP
Dated: New York, New York
       September 16, 1999

              LEISURE CONCEPTS INTERNATIONAL INC.
              CONDENSED CONSOLIDATED BALANCE SHEET

                                      As Of            As Of
                                   July 31, 1998   Jan. 31, 1999
                                    (Unaudited)      (Audited)
                                 --------------------------------
ASSETS
Current Assets
Cash                                     $0              $0
Other Current Assets                      0               0
                                   _________         ________
Total Current Assets                      0               0
Other Assets                              0               0
                                   _________         ________
TOTAL ASSETS                             $0              $0

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts Payable                         $0              $0
Accrued Expenses                      5,525          13,500
                                   _________         ________

Total Current Liabilities             5,525          13,500
Loan Payable                         16,000               0
                                   _________         ________
Total Liabilities                    21,525          13,500

Stockholders' Equity
 Common Stock, $.001 par value,
 Authorized 25,000.000 Shares;
 Issued and Outstanding
 6,000,000 Shares                     8,332           8,332

Additional Paid in Capital          181,438          77,238
Deficit Accumulated During the
Development Stage                  (211,295)        (99,070)
                                   _________        ________

Total Stockholders' Equity          (21,525)        (13,500)

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                    $0              $0

The accompanying notes and accountant's report are an integral part of these financial statements.

                 LEISURE CONCEPTS INTERNATIONAL INC.
           CONDENSED CONSOLIDATED STATEMENT OF INCOME (LOSS)

                    For the 3 Mos Ended    For the 3 Mos Ended
                          July 30                April 30
                     1999         1998       1999         1998
                    ------------------------------------------

TOTAL REVENUES:     $     0       N/A              0        N/A

OPERATING EXPENSES:
 Accounting           1,500       N/A          1,500        N/A
 Legal                2,500                    2,500
 Rent Expense (Note 2)2,100                    2,100
 Filing Fee              12                       13
 Contributed Svcs
       (Note 6)      50,000                   50,000
                    ________   _______       ________   ________

NET LOSS            (56,112)      N/A        (56,113)      N/A

NET LOSS PER SHARE     (.01)                    (.01)

Weighted Average
  Number of Shares
  Outstanding        8,332,000               8,332,000


The accompanying notes and accountant's report are an integral part of these financial statements.

              LEISURE CONCEPTS INTERNATIONAL INC.
              STATEMENT OF CASH FLOWS (unaudited)

                            For the 3 mos       For the 3 mos
                                Ended               Ended
                                 to                   to
                            July 31, 1999      April 30, 1999
                         ________________________________________

CASH FLOWS FROM OPERATING
ACTIVITIES:

Net Loss                        $(56,112)           $(56,113)

Adjustments to Reconcile Net Loss
to Net Cash Used in operating
Activities:
Changes in Assets and Liabilities
Increase in Accounts Payable and
Accrued Expenses                   1,512             ( 9,487)

Additional Paid In Capital
 Contributed by Shareholders
 for Rent                          2,100               2,100
Contributed Services              50,000              50,000
                                 ________          __________

Total Adjustments                (53,612)            (42,613)

Net Cash Used in
Operating Activities             ( 2,500)            (13,500)

CASH FLOWS FROM FINANCING
ACTIVITIES:

Increase in Loan Payable           2,500              13,500
                                 ________           _________
Net Cash Provided
by Financing Activities            2,500              13,500

Net Change in Cash                     0                   0

Cash at Beginning of Period            0                   0

Cash at End of Period             $    0             $     0

Supplemental Disclosure of
Cash Flow Information
Cash Paid During the Period for

Interest Expense                       0                   0
Corporate Taxes                   $    0             $     0

The accompanying notes and accountant's report are an integral part of these financial statements.

              LEISURE CONCEPTS INTERNATIONAL INC.
                  NOTES TO FINANCIAL STATEMENTS
                         JULY 31, 1999

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




NOTE 3 - EARNINGS PER SHARE
                                       FOR THE THREE MONTHS ENDED
                                             JULY 31, 1999

                    Net Loss Per Share          $ (0.01)


NOTE 4 - LIQUIDITY

The Company's viability as a going concern is dependent upon raising additional capital, and ultimately, having net income. The Company's limited operating history, including its losses and no revenues, primarily reflect the operations of its early stage. As a result, the Company had from time of inception to July 31, 1999 no revenue and a net loss from operations of $211,295. As of July 31, 1999, the Company had a net capital deficiency of $21,525.

The Company requires additional capital principally to meet its costs for the implementation of its business plan, for general and administrative expenses and to fund costs associated with the start up of its telecommunications operations. It is not anticipated that the Company will be able to meet its financial obligations through internal net revenue in the foreseeable future. Leisure Concepts International, Inc. does not have a working capital line of credit with any financial institution. Therefore, future sources of liquidity will be limited to the Company's ability to obtain additional debt or equity funding. See Note 7.


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



NOTE 6 - CONTRIBUTED SERVICES

Four of the Company's officers render services on behalf of the company at no cost. The fair market value is $4,167 per officer per month. Each amount is reflected as an expense with a corresponding credit to additional paid in capital.


NOTE 7 - LOAN PAYABLE

During the three months ended July 31, 1999, Glen Investments paid $16,000 of liabilities on behalf of Leisure Concepts International Inc. Glen Investments is owned by one of the officers of LCI. The loan is not evidenced by a note. The informal agreement calls for non payment of interest. LCI intends to repay the loan out of any fund raising that it may carry out or when the company achieves sustainable revenue.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

RESULTS OF OPERATIONS

The Company is a development stage company. Its principal business as an integrated travel group is to provide all-inclusive travel services to recognized destinations worldwide and to destinations which have not been traditionally serviced by other travel service companies.

The Company intends to implement its plan by fostering joint ventures in a number of specialized areas. Specialized areas include areas in which other travel/vacation companies have minimal exposure, such as cruising, vacation ownership and online travel services. The Company is developing its existing operations acquired through the acquisition of Leisure Concepts and will utilize the available management expertise to become a leading operator in the constantly evolving travel and tourism industry. Available management expertise is the vast experience that the management team has amassed over their years spent in the industry, their in-depth knowledge of the operating systems required and the range of contacts within the industry. There is no assurance of when, if ever, the Company will become a leading operator in the industry.

The Company believes that developing an internet travel channel requires key expertise. This expertise includes an understanding of marketing, advertising and technology sections of the travel industry. Such knowledge is then to be transformed onto the internet and used in a manner which effectively will utilize the potential of the internet. Management will utilize this expertise to integrate its background in the travel industry onto the internet. It will seek to develop the internet's offering of diverse air fares into an offering of complete package holidays which is an area that management possesses expertise. Chairman of the Company, Kevin Leech, is responsible for the floatation of two internet companies on NASDAQ and AMEX. He has expertise in the development of internet channels combined with the knowledge of the travel industry which Raymond Peel possesses. The Company hopes this expertise will benefit the Company by reducing the need for travel agents which will result in savings to the Company on commissions it would need to pay out to these agents.

The Company is focusing its efforts in three specific areas: on-line travel services, European cruises and European vacation ownership. These areas have been underdeveloped by other competitors in the travel industry and provide the Company with the best opportunity to develop a solid market position. Integral to the Company's success is the development of the internet travel channel which will facilitate the Company's ability to field customer demand.

During the last quarter, the Company has sought to identify the primary destinations to which is will offer travel services to its customers. Those locations now identified are the Caribbean, Mediterranean and South Indian Ocean. The Company believes that these destinations are viable areas for the Company to offer travel services as the destinations are ideal for cruises, holidays and land packages. The Company has also sought to identify potential strategic acquisitions for the Company to consummate once the Company's operations and business plan are implemented.

The Company's short term plans also include locating a suitable Tour Operator with which to merge. The Company cannot put a time frame on finding a suitable acquisition or merger candidate an there is no guarantee that the Company will be able to locate such a candidate.

Additionally, the Company intends on developing its infrastructure and its reporting and operating systems which will be the main asset for the company's operation. The infrastructure includes the development and design of the Company's web site which will be the primary access to the Company's travel services by customers.

In the last quarter, the management of the Company has begun to design its internet web site for the purpose of implementing its internet operations. The web site will be at least 100,000 pages large and once the initial design and layout is completed, the Company will out source the design work to a web development company. At this time, no such company has been identified and the Company has not entered into any agreement or contract with such entity to develop the web site.

The Company's internet operations include the development of an internet travel channel which will offer flights, hotel reservations, package holidays, car rentals, destination information, weather reports and a holiday auction service. The site will be developed by integrating services that the group will be acquiring in its consolidation strategy, in addition to providing the ability to independent tour operators to have their brochures featured on the site. Once established, the site expects to take a reasonable share of the travel agent market in the United Kingdom by offering lower cost service to the tour operators than that which they are currently paying to the traditional retailing channels.

The Company's products will be marketed through the Company's web site, television advertising, newspaper and magazine advertising, and also the sponsorship of sporting and public events. The marketing campaigns will be aimed at three different age groups, the young 18-30 age range, the family range of 30-45 and the older age range 45-70+. The Company will generate fees from the travel site by selling the Company's products as well as the services of other travel related entities over the site for the purpose of generating advertising revenues.

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

The primary costs for the Company during the last quarter have been those related to legal and accounting services received.
The officers of the Company's officers render services towards the research of the Company's strategy and their oversight of the development of the Company at no cost. The fair market value for the services of each officer is $4,167 per month.

The Company currently has no full time employees and the only persons contributing work for the Company are its officers. As the Company's operations develop, the Company expects to hire full time staff to encompass up to thirty persons during the first year of full operations.

The Company has been advanced funds of $34,000 by Glen Investments and these are the only amounts which have been received into the company over the last fiscal year. These funds are to pay for legal and accounting costs. Glen Investments is an investment company owned 100% by Chairman Kevin R. Leech. The terms under which funds have been loaned to the company are that no interest is to be paid by the company and Glen Investments will be repaid in full all the monies loaned to the Company when the Company has sufficient resources to repay that loan. Should the Company require extra funds then it is expected that shareholders will be asked to inject funds to complete the filing process with the SEC.

In the event the Company needs to seek funds from shareholders, it shall first elect to source funds from Glen Investments which has previously provided such funding. There is no guarantee that Glen Investments will provide such funding. In that event, the Company will turn to shareholders owning more than 10% of the Company's common stock and seek funding from such shareholders upon terms and conditions similar to that of Glen Investments. There cannot be any guarantee that such shareholders will provide the Company with such funding. In such event, the Company will re-evaluate its plans and its proposed operations to determine whether it would be feasible to continue to implement its business plan.

The Company would not seek funding beyond its limitations and would ensure that the Company would operate as efficiently as possible to keep costs as streamlined as possible. The Company will not seek funding beyond that which it foresees it will be able to re-pay over a period of twelve (12) months. Should a sudden jump in inflation occur the company's prices may then have to rise in line with inflation.

Inflation could have an adverse affect on the Company's operations. If inflation were to jump suddenly then the company could experience difficulties in raising capital to carry out its expansion and consolidation strategy. In this instance the Company would still seek the required funding. However, the Company would be limited in the amount of capital it could raise.


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

The Company is not aware of any material operational issues or costs associated with preparing its internal systems for the Year 2000. The Company may experience serious unanticipated negative consequences or material costs caused by undetected errors or defects in the technology used in its internal systems. In addition, the Company utilizes third-party equipment, software and content, including non-information technology systems ("non-IT systems"), such as its security system, building equipment and non-IT systems embedded micro-controllers that may not be Year 2000 compliant. The Company is in the process of developing a plan to assess whether these third parties are adequately addressing the Year 2000 issue and whether any of its non-IT systems have material Year 2000 compliance problems. Failure of such third-party equipment, software or content to operate properly with regard to the Year 2000 issue could require the Company to incur unanticipated expenses to remedy any problems, which could have a material adverse effect on its business, results of operations, and financial condition. The Company has not yet fully developed a comprehensive contingency plan to address situations that may result if it is unable to achieve Year 2000 readiness of its critical operations. The cost of developing and implementing such a plan may itself be material.

Finally, the Company is also subject to external forces that might generally affect industry and commerce, such as utility or transportation company Year 2000 compliance failures and related service interruptions.

The Company states that this disclosure complies with the directives of the Securities and Exchange Commission, specifically Staff Legal Bulletin No. 5 (CF/IM), regarding Year
2000 issues.

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


LEISURE CONCEPTS INTERNATIONAL, INC.
-----------------------------------
(Registrant)
Date: September 15, 1999

By: /s/ R.J. Peel
    --------------
    President