Form 10QSB/A
period 1999-07-30
LEISURE CONCEPTS INTERNATIONAL INC
filed 1999-11-02
CIK 1079368

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

Graf Repetti & Co., LLP
Dated: New York, New York
       September 16, 1999

              LEISURE CONCEPTS INTERNATIONAL INC.
              CONDENSED CONSOLIDATED BALANCE SHEET

                                      As Of            As Of
                                   July 31, 1998   Jan. 31, 1999
                                    (Unaudited)      (Audited)
                                 --------------------------------
ASSETS
Current Assets
Cash                                     $0              $0
Other Current Assets                      0               0
                                   _________         ________
Total Current Assets                      0               0
Other Assets                              0               0
                                   _________         ________
TOTAL ASSETS                             $0              $0

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts Payable                         $0              $0
Accrued Expenses                      5,525          13,500
                                   _________         ________

Total Current Liabilities             5,525          13,500
Loan Payable                         16,000               0
                                   _________         ________
Total Liabilities                    21,525          13,500

Stockholders' Equity
 Common Stock, $.001 par value,
 Authorized 25,000.000 Shares;
 Issued and Outstanding
 8,332,000 Shares                     8,332           8,332

Additional Paid in Capital          181,438          77,238
Deficit Accumulated During the
Development Stage                  (211,295)        (99,070)
                                   _________        ________

Total Stockholders' Equity          (21,525)        (13,500)

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                    $0              $0

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