Form 10QSB
period 1999-10-31
LEISURE CONCEPTS INTERNATIONAL INC
filed 1999-12-20
CIK 1079368

UNITED STATES
                  SECURITIES EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                           FORM 10-QSB
-----------------------------------------------------------------

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

          For the quarterly period ended October 31, 1999

-----------------------------------------------------------------

                         CI4NET.COM, INC.
                        Formerly Known As
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

                      Yes __X____      No_______

As of October 31, 1999, the following shares of the Registrant's common stock were issued and outstanding:

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

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . 17


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . 18

PART I - FINANCIAL INFORMATION


To the Board of Directors of Leisure Concepts International Inc.
Hackettstown, NJ

We have reviewed the accompanying balance sheet of Leisure Concepts International Inc., (a development stage company) as of October 31, 1999 and the related statements of loss and accumulated deficit, and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Leisure Concepts International Inc.

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

Graf Repetti & Co., LLP
Dated: New York, New York
       December 17, 1999

              LEISURE CONCEPTS INTERNATIONAL INC.
              CONDENSED CONSOLIDATED BALANCE SHEET

                                      As Of            As Of
                                 October 31, 1999  Jan. 31, 1999
                                    (Unaudited)      (Audited)
                                 --------------------------------
ASSETS
Current Assets
Cash                                     $0              $0
Other Current Assets                      0               0
                                   _________         ________
Total Current Assets                      0               0
Other Assets                              0               0
                                   _________         ________
TOTAL ASSETS                             $0              $0

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts Payable                         $0              $0
Accrued Expenses                      4,038          13,500
                                   _________         ________

Total Current Liabilities             4,038          13,500
Loan Payable                         21,500               0
                                   _________         ________
Total Liabilities                    25,538          13,500

Stockholders' Equity
 Common Stock, $.001 par value,
 Authorized 25,000.000 Shares;
 Issued and Outstanding
 8,332,000 Shares                     8,332           8,332

Additional Paid in Capital          233,538          77,238
Deficit Accumulated During the
Development Stage                  (267,408)        (99,070)
                                   _________        ________

Total Stockholders' Equity          (25,538)        (13,500)

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                    $0              $0

The accompanying notes and accountant's report are an integral part of these financial statements.

                 LEISURE CONCEPTS INTERNATIONAL INC.
           CONDENSED CONSOLIDATED STATEMENT OF INCOME (LOSS)

                    For the 3 Mos Ended    For the 3 Mos Ended
                         October 31               July 31
                     1999         1998       1999         1998
                    ------------------------------------------

TOTAL REVENUES:     $     0       N/A              0        N/A

OPERATING EXPENSES:
 Accounting           1,500       N/A          1,500        N/A
 Legal                2,500                    2,500
 Rent Expense (Note 2)2,100                    2,100
 Filing Fee              13                       12
 Contributed Svcs
       (Note 6)      50,000                   50,000
                    ________   _______       ________   ________

NET LOSS            (56,113)      N/A        (56,112)      N/A

NET LOSS PER SHARE     (.01)                    (.01)

Weighted Average
  Number of Shares
  Outstanding        8,332,000               8,332,000


The accompanying notes and accountant's report are an integral part of these financial statements.

              LEISURE CONCEPTS INTERNATIONAL INC.
              STATEMENT OF CASH FLOWS (unaudited)

                            For the 3 mos       For the 3 mos
                                Ended               Ended
                                 to                   to
                           October 31, 1999      July 31, 1999
                         ________________________________________

CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                        $(56,113)           $(56,112)

Adjustments to Reconcile Net Loss
to Net Cash Used in operating
Activities:
Changes in Assets and Liabilities
Increase in Accounts Payable and
Accrued Expenses                  (1,487)              1,512

Additional Paid In Capital
 Contributed by Shareholders
 for Rent                          2,100               2,100
Contributed Services              50,000              50,000
                                 ________          __________

Total Adjustments                (50,613)            (53,612)

Net Cash Used in
Operating Activities             ( 5,500)            ( 2,500)

CASH FLOWS FROM FINANCING
ACTIVITIES:

Increase in Loan Payable           5,500               2,500
                                 ________           _________
Net Cash Provided
by Financing Activities            5,500               2,500

Net Change in Cash                     0                   0
Cash at Beginning of Period            0                   0
Cash at End of Period             $    0             $     0

Supplemental Disclosure of
Cash Flow Information
Cash Paid During the Period for

Interest Expense                       0                   0
Corporate Taxes                   $    0             $     0

The accompanying notes and accountant's report are an integral part of these financial statements.

              LEISURE CONCEPTS INTERNATIONAL INC.
                  NOTES TO FINANCIAL STATEMENTS
                       OCTOBER 31, 1999

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

NOTE 3 - EARNINGS PER SHARE
                                       FOR THE THREE MONTHS ENDED
                                           OCTOBER 31, 1999

                    Net Loss Per Share          $ (0.01)


NOTE 4 - LIQUIDITY

The Company's viability as a going concern is dependent upon raising additional capital, and ultimately, having net income. The Company's limited operating history, including its losses and no revenues, primarily reflect the operations of its early stage. As a result, the Company had from time of inception to October 31, 1999 no revenue and a net loss from operations of $267,408. As of October 31, 1999, the Company had a net capital deficiency of $25,538.

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


NOTE 7 - LOAN PAYABLE

During the three months ended October 31, 1999, Glen Investments paid $21,500 of liabilities on behalf of Leisure Concepts International Inc. Glen Investments is owned by one of the officers of LCI. The loan is not evidenced by a note. The informal agreement calls for non payment of interest. LCI intends to repay the loan out of any fund raising that it may carry out or when the company achieves sustainable revenue.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

RESULTS OF OPERATIONS

The Company is a development stage company. Its principal business as an integrated travel group is to provide all-inclusive travel services to recognized destinations worldwide and to destinations which have not been traditionally serviced by other travel service companies.


ACQUISITION OF CI4NET.COM, INC.

On December 2, 1999, the Company entered into an acquisition agreement with Ci4net.com, Inc., a Delaware Corporation, to acquire all the outstanding shares of Ci4net.com in exchange for 20,500,000 shares of post-reverse split common stock of the Company. As an additional term of the transaction, management of the Company was obligated to resign and management of Ci4net.com assumed control of the Company.

Upon execution of the agreement, the Company effectuated a 15 for 1 reverse split of its outstanding shares of common stock which has effectively left 555,446 shares of common stock outstanding. Subsequent to the acquisition, and pursuant to the terms of the Acquisition Agreement, the Company issued the 20,500,000 shares of common stock to the shareholders of Ci4net.com Inc., as consideration of their sale of the shares of the shares acquired by the Company.

Control of the Company now vests in the hands of the shareholders of Ci4net.com Inc. It was thereupon determined by the shareholders of the Company that the business plan of Ci4net become the business plan of the Company and that all steps be taken to effectuate that plan. To better reflect the business plan of the Company and its stated intentions, it was thereafter decided that the Company's name be changed to Ci4net.com, Inc.


ABOUT CI4NET.COM, INC.

Ci4net.com is an Internet holding company actively engaged in European business-to-business, known as B2B, e-commerce, Business-to-Consumer, known as B2C, e-commerce, and the building of an e-commerce technological global infrastructure to serve global e-commerce through a network of affiliate companies. Its goal is to become the leading global e-commerce company by establishing an e-commerce presence in major segments of the global economy. Ci4net believes that its focus on the e-commerce industry enables it to capitalize rapidly on new opportunities to attract and develop leading e-commerce companies. Ci4net's primary focus is on Europe, however it maintains affiliate operations in Australia and the United States. Ci4net are developing businesses with first to market concepts (or first to market geographically). Ci4net will also take the successful business models that have had accelerated growth in the United States and apply them to the European marketplace through strategic relationships and joint ventures, as well as taking the internal business models that it develops to other marketplaces.

Ci4net believes it is well positioned to fully exploit the opportunity in European Internet growth in a market that is potentially larger and now growing faster than the United States market. Ci4net utilizes a 'incubator' strategy for building or buying the best Internet properties. Ci4net intends to become the premier partner for developing Internet properties throughout Europe.

Ci4net intends to expand through the European market in two stages by penetrating two categories of markets. Category One market encompasses the UK, Germany, France and Italy. Category Two markets include Spain, Netherlands, Switzerland, Belgium, Sweden, Austria, Denmark and Norway. The Company believes that the potential for accelerated growth with the correct business models is immense. It finds that such growth can be attained and surpass the successful B2B markets in Europe.

Ci4net has a diverse portfolio of wholly owned, majority owned and minority owned investments in Internet related Consumer e-commerce, B2B e-commerce and Infrastructure Enabling Technology Companies. These investments are termed 'affiliate' companies. The inter-relationship between these affiliate companies creates 'value added' synergy and co-operative technological development. Ci4net's ability as an 'incubator' helps companies by way of being able to make a committed long term investment and to help those affiliate companies by developing their own individual business strategies. Ci4net is committed to increasing shareholder value through its incubator strategy, leading to eventual floats or strategic sales of the affiliate companies.

Because of the relatively underdeveloped European marketplace, the group has formed advantageous strategic relationships with media partners on various of the Consumer e-commerce sites. The competition in the European marketplace for consumer content e-commerce channels is sparse as the European Internet has not yet fully developed. This is evidenced by the fact that Amazon only established UK operations in November 1998. Ci4net is confident of being able to develop more European centric sites ahead of US based competitors.

An integral part of Ci4net's structure is the groups Infrastructure Enabling Technology Companies (IETC) that create the operational infrastructure for the affiliate companies. The IETC are all existing business with proprietary technology and experienced management, which will all benefit from additional relationships with the Ci4net B2C and B2B companies. The synergistic relationships that exist between the IETC companies gives the Ci4net affiliate companies a solid technological platform on which to develop site and e-commerce operations.



ACQUISITION OF MSK INDUSTRIES, INC.

The Company on December 10, 1999 also acquired all of the outstanding shares of common stock of MSK Industries, Inc., pursuant to an Acquisition Agreement entered into between the parties. In exchange for all the outstanding shares of MSK Industries, the Company issued 2,238,400 post-reverse split shares of the Company's $0.001 par value voting common stock.


ABOUT MSK INDUSTRIES INC.

MSK Industries, Inc., a developmental stage company, was organized on December 31, 1996 under the laws of the State of Delaware, having the stated purpose of engaging in any lawful act or activity for which corporations may be organized. MSK Industries had previously sought to develop theme restaurant bars throughout the United Kingdom catering to sports enthusiasts. The company abandoned these plans once it determined that it could not obtain sufficient funding to develop a test restaurant for the purpose of gauging consumer demand for such a concept. As a result, the Company determined that it would be beneficial for its shareholders to be acquired by Leisure Concepts International as it would provide an opportunity to become part of a entity which, in the shareholders' opinion, had a potential for growth and sound investment.

MSK Industries has no recent operating history and minimal assets and liabilities based upon its developmental stage status.


ANTICIPATED OPERATIONS

Subsequent to the acquisition of Ci4net.com and MSK Industries, the Company intends to pursue the business plan of Ci4net and to become the leading global e-commerce company by establishing an e-commerce presence in major segments of the global economy. The Company intends to remain active in its pursuit of developing an internet travel web site however there is no guarantee that management of Ci4net.com shall wish to pursue this plan or do so in the same parameters and fashion as that set forth previously by management of the Company.

The Company intends to effectuate funding of Ci4net's business plan through the private placement of its shares and through the procurement of debt instruments payable over a period of time.

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

The Company has been advanced funds of $34,000 by Glen Investments and these are the only amounts which have been received into the company over the last fiscal year. These funds are to pay for legal and accounting costs. Glen Investments is an investment company owned 100% by Chairman Kevin R. Leech, who has assumed control of the Company through his shareholder in Ci4net. The terms under which funds have been loaned to the company are that no interest is to be paid by the company and Glen Investments will be repaid in full all the monies loaned to the Company when the Company has sufficient resources to repay that loan.

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


NEW MANAGEMENT

Subsequent to the acquisition of Ci4net.com, Inc., the Company's management resigned and new management took over control of the Company. Management by the Company shall now be overseen by the following persons:

Kevin R. Leech has been appointed as president of the Company. Mr. Leech will spearhead the Company's potential acquisitions strategy and implement a plan of consolidating fragmented businesses with a potential for growth in an attempt to drive the development of Ci4net. Mr. Leech first established his strategy of consolidating fragmented businesses in 1964 when he successfully effected a "rollup" of a number of local funeral home operators in the United Kingdom. During his business career Mr. Leech has been involved in investment of a sizable number of companies and is currently the controlling stockholder of ML Laboratories PLC and Queensborough Holdings PLC, both listed on the London Stock Exchange. He also maintains a controlling interest in topjobs.net plc and TownPagesNet.com PLC, both internet companies which recently completed initial public offerings in the United States.

Robert Bradshaw has been appointed a director of the Company and shall be responsible for overseeing the Company's acquisition strategy. Mr. Bradshaw has over 25 years experience in corporate finance. He was a senior partner at Price Waterhouse Coopers and was in charge of the Northern England corporate finance division. Mr. Bradshaw's experience will be invaluable when structuring the financing of potential acquisitions.


Mr. Richard Smith has been appointed Chief Financial Officer of the Company. Mr. Smith is a Fellow of the Association of Chartered Certified Accountants, qualifying in 1970. In 1972, he moved to Jersey (Channel Islands) and after working as an audit manager for three years moved to Hambros Channel Islands Trust Corporation as their accountant. In 1978, he took a position as Finance Controller with Avis Channel Islands car rental and motor dealership operations. After the disposal of those businesses by Avis, he became Chief Executive for the new private owner. In 1986 he moved back into the finance industry as Deputy Finance Manager for Save &Prosper in Jersey, Channel Islands, a Robert Fleming fund management subsidiary. Since 1988, Mr. Smith has acted as a Finance Director for Kevin R. Leech's portfolio of investments.


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


Item 2.   Changes in Securities

The Company on December 2, 1999 conducted a 15 to 1 reverse split of its 8,332,000 outstanding shares of voting common stock. Subsequent to this reverse split, the Company was left with 555,446 shares of its voting common stock. Thereafter subsequent to the acquisition of Ci4net.com, the Company possessed issued and outstanding 21,055,446 shares of voting common stock, $0.001 par value and no shares of preferred stock issued. All of the outstanding shares of common stock is validly issued, fully paid and non-assessable. There are no other voting or equity securities authorized or issued, not any authorized or issued securities convertible into voting stock, and no outstanding subscriptions, warrants, calls, options, rights, commitments or agreements by which the Company is bound, calling for the issuance of any additional shares of common stock or any other voting or equity security.


Item 3.   Defaults upon Senior Securities

There has been no default in the payment of principal, interest, sinking or purchase fund installment.


Item 4.   Submission of Matters to a Vote of Security Holders

On December 1, 1999, the Company's shareholders elected to proceed with the acquisition of Ci4net.com, Inc., and authorized the Company's directors to negotiate an acquisition agreement which the directors, in their discretion, deemed acceptable for the Company.

On December 10, 1999, the Company's shareholders elected to proceed with the acquisition of MSK Industries, Inc., and authorized the Company's directors to negotiate an acquisition agreement which the directors, in their discretion, deemed acceptable for the Company.


Item 5.   Other information

There is no other information to report which is material to the company's financial condition not previously reported.


Item 6.   Exhibits and Reports on Form 8-K

On December 17, 1999 the Company filed a Form 8-K disclosing the terms and conditions of the Company's acquisition of Ci4net.com, Inc., and MSK Industries, Inc. The disclosure therein is incorporated by reference to this filing.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities
Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


CI4NET.COM, INC.
-----------------------------------
(Registrant)
Date: December 20, 1999

By: /s/ KEVIN R. LEECH
    --------------
    President