Form 10-K
period 2000-01-30
CI4NET COM INC
filed 2000-05-18
CIK 1079368

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON D.C.  20549
                    _______________________

                           FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15
           (d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[ X ] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

             For Fiscal Year Ended January 31, 2000

[  ]   Transition report pursuant to section 13 or 15(d) of the
       Securities Exchange Act of 1934

                   Commission File 000-25453

                        CI4NET.com Inc.
     (Exact name of registrant as specified in its charter)

                            Delaware
 (State or other jurisdiction of incorporation or organization)

                          32 Haymarket
                         London SW1Y4TP
                         United Kingdom
  (Address of Principal Executive Offices including Zip Code)

                           134032991
             (I.R.S.  Employer Identification No.)

     Registrant's telephone number, including area code:
                         (212) 445-6581

Securities registered pursuant to Section 12(b) of the Act:  None

  Securities registered pursuant to Section 12(g) of the Act:

                Common Stock, $0.001 par value
                        (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                     Yes  [ X  ]  No [   ]

Indicate by check mark if the disclosure of delinquent fliers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K. [   ]

The approximate aggregate market value of Common Stock held by non-affiliates of the Registrant was $352,602 as of May 1, 2000

On May 1, 2000, the Registrant had outstanding 28,345,121 shares of voting Common Stock, $.001 par value.

              DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission relative to the election of directors during calendar year 2000 are incorporated by reference into Part III of this Report.

                       TABLE OF CONTENTS
                    FORM 10-K ANNUAL REPORT
               FISCAL YEAR ENDED JANUARY 31, 2000
                        CI4NET.COM INC.


                             PART I


Item                                                        Page

1.  Business . . . . . . . . . . . . . . . . . . . . . . . . 1
2.  Properties . . . . . . . . . . . . . . . . . . . . . . .19
3.  Legal Proceedings. . . . . . . . . . . . . . . . . . . .19
4.  Submission of Matters to Vote of Security Holders. . . .19

                            PART II

5.  Market for Registrant's Common Equity and Related
    Stockholder Matters. . . . . . . . . . . . . . . . . . .19
6.  Selected Consolidated Financial Data . . . . . . . . . .21
7.  Management's Discussion and Analysis of Financial
    Condition and Results of Operations. . . . . . . . . . .22
7A. Quantitative and Qualitative Disclosures About
    Market Risk. . . . . . . . . . . . . . . . . . . . . . .33
8.  Financial Statements and Supplementary Data. . . . . . .34
9.  Changes in and Disagreements with Accountants on
    Accounting and Financial Disclosure. . . . . . . . . . .34

                            PART III

10.  Directors and Executive Officers of the Registrant. . .34
11.  Executive Compensation. . . . . . . . . . . . . . . . .34
12.  Security Ownership of Certain Beneficial Owners
     and Management. . . . . . . . . . . . . . . . . . . . .34
13.  Certain Relationships and Related Transactions. . . . .34

                            PART IV

14.  Exhibits,  Financial Statement Schedules and
     Reports on Form 8-K . . . . . . . . . . . . . . . . . .35

     This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. The important factors discussed under the caption "Factors That May Affect Future Results" in Item 7 of this report, among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management. Such forward-looking statements represent management's current expectations and are inherently uncertain. Investors are warned that actual results may differ from management's expectations.

     This Annual Report contains sale price data relating to completed acquisitions and other matters that are expressed in United States dollars and have been converted from pounds sterling at an assumed conversion note of 1.6 dollars per pound sterling.

PART I

ITEM 1.  BUSINESS

Overview

CI4NET.com Inc. ("Ci4net" or the "Company") is an economic network, or Econet, with equity interests in 39 Internet-related companies ("partner companies"). We have a 50%-or-greater interest in 34 of these companies and hold minority interests in the remainder. Our partner companies include eight Internet infrastructure companies, 18 business-to-business ("B2B") e-commerce companies, 12 business-to-consumer ("B2C") e-commerce companies and one incubator company. In addition, Ci4net has executed non-binding letters of intent for the acquisition of three Internet infrastructure companies, six B2B companies and three European incubator companies. Thirty two of our partner companies service the United Kingdom market. The geographic focuses of our remaining partner companies include Italy, the Netherlands, Europe as a whole, Australia and the United States. The Company actively promotes collaboration among its partner companies.

The Company was incorporated on December 29, 1995 and did not have any operating activities until December 20, 1999, when the Company purchased all of the issued and outstanding shares of a Delaware corporation that was then named CI4NET.com Inc. ("Old Ci4net"). In connection with its acquisition of Old Ci4net, the Company effected a 1-for-15 reverse stock split, issued an aggregate of 20,500,000 post-reverse split shares of common stock to the former stockholders of Old Ci4net and simultaneously changed its name from Leisure Concepts International Inc. to CI4NET.com Inc. The preexisting stockholders of the Company held 555,446 post-reverse split shares of common stock following the completion of our acquisition of Old Ci4net. Upon completion of our acquisition of Old Ci4net, the Company issued 1,166,667 shares of its post-reverse split common stock to the former shareholders of Planet Edge Limited ("Planet Edge"), a United Kingdom information infrastructure development company, as consideration for the prior acquisition of Planet Edge by Old Ci4net, which occurred on December 6, 1999. We regard Planet Edge as our accounting predecessor company.

Also upon completion of our acquisition of Old Ci4net, the Company issued 1,200,000 shares of its post-reverse split common stock to the former shareholders of Media Ventures Limited ("Media Ventures"), a United Kingdom magazine publisher, as consideration for the acquisition of Media Ventures by Ci4net.com Limited, a Jersey Channel Islands corporation ("Ci4net Limited"), which occurred on December 17, 1999. Old Ci4net and Media Ventures were entities under the common control of our principal shareholder, Kevin R. Leech, and the acquisition has been accounted for in a manner similar to a pooling of interests.

Prior to its acquisition by the Company, in addition to its acquisition of Planet Edge, Old Ci4net had acquired all of the outstanding capital stock of Three W Capital, a Marshall Islands corporation ("3W"), and of Ci4net Limited, in each case on October 1, 1999, and 61% of the outstanding capital stock of I-Global.com Inc., a Delaware Corporation ("I-Global"), on December 12, 1999. At the time of their respective acquisitions, 3W, Ci4net Limited and I-Global had insignificant net assets.

On December 21, 1999 we purchased all of the issued and outstanding shares of MSK Industries, Inc., a Delaware corporation ("MSK Industries"). We issued an aggregate of 2,238,400 post-reverse split shares of common stock to the former stockholders of MSK Industries.

The Company is continually evaluating new acquisitions and at any time may be involved in one or more initiatives that may result in future acquisitions, investments or joint ventures. None of the acquisitions with respect to which pending letters of intent have been executed by the Company are material, either individually or when considered together with any related acquisitions, although the cumulative impact of such acquisitions may be material. The transactions contemplated by such letters of intent are subject to a variety of conditions including the satisfactory completion of due diligence.

The following is a table summarizing certain information about our partner companies. Percentage ownership interests are expressed on a shares outstanding, and not a fully diluted, basis.

Category, Name and URL       Industry     Description    Ci4net
                                                       Ownership%
Internet Infrastructure:

Citee BV
www.citee.nl                    Information Technology
Provides systems integration services and develops Internet,
wireless and other information technology solutions.        51%

Systeam SpA
www.systeam.it                    Software Development
Provides software solutions to the telecommunications, Internet
and digital television industries.                          79%

GlobalFreeway Pty Limited
www.globalfreeway.com.au           Telecommunications
Provides free ISP service across Australia.                 55%

Planet Edge Ltd.
www.planetedge.co.uk               Database Development
                                  and Systems Integration
Provides Internet integration services for client and
server software systems.                                   100%

4th Wave Technologies Ltd.
www.4thwave.co.uk                   Telecommunications
Provides ISP service and content to business and home
Internet users.                                             66%

Wireless4Europe Ltd.
www.wireless4europe.com                 Wireless
                                       Technologies
Developing a research and wireless technology
unit.                                                      100%

Ci4net Solutions Ltd.
www.ci4netsolutions.com            Information Technology
Disseminates a common technology platform to
Ci4net.com's partner companies.                            100%

Ci4net Advanced Research Ltd.
www.ci4netadvancedresearch.com      Software Development
Seeks to enhance and commercially exploit Internet
and network platform technologies controlled by
partner companies.                                          90%

B2B:

ICM Resources Limited
www.eazyprint.com                        Printing
Provides offline printing services and is developing a
comprehensive set of online printing services.              70%

Tempz.com Limited
www.tempz.com                       Temporary Recruitment
Provides a Web-based temporary staffing service.            50%

BusinessPCUK.com Limited
www.businesspcuk.com                  Network Solutions
Being developed to supply computing equipment and
networking solutions to small and medium sized
enterprises.                                                100%


Easy2Ship.com Inc
www.easy2ship.com                         Shipping
Developing a service to facilitate transactions
between shippers and carriers.                               61%

Fishexchange Inc.
www.fishexchange.net                      Fishing
Developing an online facility to execute and fulfill
transactions for the global fishing industry.                61%

Business Villages.Com
www.businessvillages.com                   Media
Developing community Web sites targeted
to professionals.                                            50%

The Rubber Exchange Inc.
www.therubberexchange.com                  Rubber
Developing an online exchange to trade natural
and synthetic rubber products.                               61%

Mostra Limited
www.mostra.co.uk              Public Relations & Marketing
A full service, Internet-focused creative public relations
agency, marketing agency and brand developer.                51%

Transenact Ltd.
www.transenact.com                       e-Commerce
Provides intelligent exchange software to permit
automated matching of purchase orders and supply
capabilities.                                               100%

AKAS Ltd.
www.akas.com                      Database Applications
Provides an Internet-based, form-driven database
application.                                                 66%

Chorus Inc.
www.chorus-group.com              Business Consulting
Assists technology and Internet companies
with expansion into Europe.                                  50%

Commercial Property UK Ltd.
www.commercialpropertyuk.com      Commercial Real Estate
Developing a Web site featuring an extensive
commercial real estate database and related content.        100%

Aircharter Exchange.com Ltd.
www.aircharterexchange.com             Air Charter
Developing an online exchange for chartering aircraft.       51%

Business Plan Exchange Inc.
www.bpex.net                         Venture Capital
Developing an online service to match
entrepreneurs with venture capitalists and
other financiers.                                            61%

Buyers Guide UK Ltd.
www.buyersguide.co.uk              Government Contracting
Operates a procurement Web site for suppliers to
local and national governmental authorities in the
United Kingdom.                                              15%

Enteraction TV Limited
www.enteractiontv.com              Interactive Television
Develops broadband and interactive television
applications.                                                25%

Kismet International NV              Software Development
Provides casino gaming software.                              5%

Perform.com LLC
www.perform.com                 Application Service Provider
Provides tools to businesses that can be used to plan,
communicate and measure results.                              2%

Incubator:

Ismartlab Ltd.
www.ismartlab.com                        Internet
An incubator focusing on Internet and
Internet-related companies in the United Kingdom.           100%


B2C:

Trrravel.com Ltd.
www.trrravel.com                          Travel
Provides travel products such as airline flights
and vacation packages and publishes
travel-related content.                                      51%

Media Ventures Limited
www.activelives.co.uk                     Media
Publishes a portal site targeting the over-45 market.       100%

Allcars.com Ltd.
www.allcars.com                         Automotive
Publishes a Web site providing search capabilities
and other information for purchasing new and
pre-owned vehicles.                                          75%

Browsemiles Limited
www.browsemiles.com                     Advertising
Developing a search engine that will award
incentives to consumers for online activities.              100%

Health421.com Limited
www.health421.com                       Health Care
Developing a Web-based suite of services for
health care professionals.                                  100%

Etailor Ltd.
www.suitscape.com                         Apparel
Developing an online personal tailoring service.            50%

Property World UK Ltd.
www.propertyworld.co.uk           Residential Real Estate
Publishes a Web site containing the largest
listing of residential property in the United Kingdom.      70%

Lifetime Memorials Inc
www.lifetimememorials.com                 Funeral
Developing an online service for mourners.                  61%

Kids Events Ltd.
www.kids-events.com                        Media
Developing a Web site to provide information
on activities and services for children.                    50%

PCC Care Card BV
www.personalcarecard.nl                  Marketing
Provides promotional products such as
discount cards and other incentives for shopping online.   100%

Femailnet.com Ltd.
www.femailnet.com                          Media
Developing a Web site for women's products and services.    100%

Bygone Times plc
www.bygone-times.com                Memorabilia, Antiques
Operates a retail and auction Web site for
memorabilia and antiques.                                    10%

The Company's equity interest in each of its partner companies is held either directly by the Company or by Ci4net
Limited, MSK Industries, or by I-Globalcom.


Business Strategy

  Our objective is to become one of the leading Internet
Econets in Europe with a focus on B2B e-commerce. Our strategy for achieving this objective is to create value by

            * continuing to build our Econet aggressively through the acquisition of B2B businesses in all stages of development, the formation of joint ventures with offline businesses that can achieve rapid expansion by developing an online business component and the entry into barter and other cooperative arrangements with media companies;

            * seeking to identify for acquisition B2B companies operating in markets with traditionally high cost structures that can be made more efficient through online processes;

            * establishing our B2B partner companies as market leaders, building brand awareness and achieving customer loyalty;

            * using the resources and expertise of our Internet infrastructure companies to develop a common technology platform for our other partner companies;

            * using the industry expertise, business contacts and insights of our global advisory board and partner company management teams to develop informational synergies and establish collaborative networks;

            * recruiting executives at the Company and partner company levels who have relevant experience and have demonstrated success in an entrepreneurial environment; and

           * making minority investments in companies that provide synergistic products, services or technology solutions.

Business Segments

Our Internet infrastructure companies form the core of our operations and offer or are in the process of developing products and services that include software and database development, network integration, Web site design, development of e-commerce solutions, wireless technology development and complex trading platform design. Our Internet infrastructure companies service a variety of technology sectors in the telecommunications, information technology, Internet and interactive television industries. Certain of our Internet infrastructure companies are geared toward general business and consumer populations and offer ISP services and accompanying packaged content. Our Internet infrastructure companies have operations in the United Kingdom, Italy, the Netherlands and Australia. This geographic reach is expected to enable Ci4net to establish bases quickly for existing and future partner companies using in-house technology.

Our B2B strategy focuses on the B2B e-commerce companies categorized as market makers. Market makers are Web sites that bring together buyers and sellers by creating Internet-based exchanges for goods, services and information. We believe that strategic partnerships, a significant number of which have already been executed by our partner companies, will be instrumental in helping our market maker B2B companies acquire and maintain the necessary industry presence and contacts to develop effective distribution. We believe that we can aggregate one of the most substantial holdings of B2B companies by exploiting the internal synergies of our partner companies and our strategic partnerships.

Our B2C companies seek to gain a competitive advantage over offline businesses in their sectors by providing consumers with an informed choice, high quality content, a user-friendly purchasing experience and bonuses for shopping (through, for example, loyalty programs) in order to build brand awareness. The Company believes that Internet shoppers value these characteristics of a shopping experience, in part as a consequence of having become more discerning through exposure to consumer product research available on the Internet.

We have commenced operation of a United Kingdom-oriented incubator and will seek to develop or acquire additional incubators in different geographic areas within Europe. The
Company's incubator strategy includes obtaining a right of first refusal on any new technologies that are generated by incubated companies in order to strengthen our technology platform.


Common Technology Platform

Our technology strategy is to develop a common platform for our partner companies that is founded upon their collective intellectual property resources. Our Econet structure is expected to facilitate the establishment and dissemination of such a platform. Planet Edge and Systeam SpA, two of our Internet infrastructure companies, are already providing other partner companies with a technology platform for Web site development and e-commerce operations. During the first quarter of our current fiscal year ("Fiscal 2001"), we established Ci4net Solutions Ltd. and Ci4net Advanced Research Ltd. for the purpose of further developing our common technology platform and more effectively exploiting the collective intellectual property assets of our partner companies.

Acquisitions and Strategic Relationships
The Company's acquisition strategy focuses on companies that (i) are marketing innovative products and services or have otherwise achieved first-mover advantage in a geographic area, (ii) are founded upon business models that have been successfully employed by Internet companies in the United States and (iii) are industry leaders in their field. The Company has focused its acquisition strategy within European markets in which Internet use is highest: the United Kingdom, Germany, France and Italy. Once significant market positions in each of these countries has been established, the Company intends to expand the focus of its acquisition activity to one or more of Spain, the Netherlands, Switzerland, Belgium, Sweden, Austria, Denmark and Norway. As partner companies reach critical mass, the Company intends to seek liquidity of its interests in such partner companies through selective sales and public offerings in order to realize a return on investment and fund further development.

The Company is active in promoting strategic relationships between partner companies and other businesses. The Company believes that it is essential to use the leverage available from strategic collaborations with third parties to achieve speed to market and scale, particularly when entering new geographic markets. The Company believes that potential collaborations with offline businesses offer substantial opportunities to its B2B partner companies. In addition, the Company works closely with established technology companies to ensure that partner companies have access to the latest generation protocols, applications and solutions.

Management Structure and Philosophy

We currently have a management team with a broad base of experience in both online and offline businesses. Our management structure consists of an executive board that is responsible for company-wide initiatives, significant operating decisions and policymaking; a global advisory board whose function is to advise the Company on acquisitions and joint ventures in their home territories; and a partner company board whose mission is to advise partner companies on current market conditions and operations. This group of over forty key executives is available to assist in implementing the Company's business plan and those of its partner companies. We believe that by providing our partner companies with these extensive managerial resources, we will increase their likelihood of success and rates of growth.

Access to Additional Econet Resources

All of our partner companies have access to common resources that are made available to them by the Company, including assistance with financing, marketing, accounting and financial reporting, human resources, public relations and information technology management. We encourage partner companies to avail themselves of these common resources and to cross-utilize their respective individual resources.

Products and Services

All of our products and services are commercialized through our partner companies. The following is a description of the principal products and services that are currently being marketed or are under development by the Company's partner companies.
Internet Infrastructure Companies:

Citee BV

Citee is a Netherlands-based technology systems integrator that offers a broad range of products and services to its customers.
Citee has five divisions:

       * Product Sales. The product sales division offers desktop automation, enterprise computing, internet/intranet infrastructure and Internet architecture products.

       * Consulting. The consulting division offers information technology organizational services incorporating knowledge management and e-commerce solutions that enable customers to maximize the value of their information technology resources in executing their online strategies. The consulting division also provides end-to-end integration of information technology solutions into legacy network structures.

       * Management Service. The management services division offers outsourced system and network management. Citee also offers installation work, repair services and post-sale support such as help desk and logistics services.

       * Systems Development. The systems development division customizes server and Web-based applications and develops
Internet and intranet sites and e-commerce solutions.

       * Education. The education division provides learning resources for the management of information technology systems, including company-specific professional training and modular self-study courses.

Citee offers all of these products and services through its Web site, which functions as a "one-stop shop" for systems integration and technology solutions.

Systeam SpA

Systeam provides software products and services to the telecommunications, Internet and digital television industries and is one of the largest providers of software services in Italy. Systeam's customers include leading global information technology and telecommunications companies. Systeam's software product and service lines are as follows:

       * Telecommunications software and services, including database design, anti-fraud and anti-cloning systems, traffic measurement systems, call center and customer care services and security systems.

       * Internet software and services, including Web design, Intranet and Internet services and development of e-commerce applications and remote ticketing systems.

       * Digital television software and services, including the integration of DVB (digital video broadcasting) platforms and software development for DVB subsystems, the development of interactive applications for set top boxes (such as home shopping), DVD authoring and digital video and audio encoding.

In addition to its software and services business, Systeam has developed a portfolio of proprietary products that are expected to be both integrated into the technology platform for Ci4net's partner companies and marketed independently. These products include (i) Netstrobe, a network and services monitoring system for Internet-and Intranet environments targeted at ISP's, e-commerce operators and Website publishers, (ii) WebCard, an integrated system for remote booking and ticketing over the Internet in which payment is made using dedicated smart cards,
(iii) Adcast, an Internet advertising delivery system co-developed with Americom, (iv) Finger Print Security System, a fingerprint recognition technology for controlling access to information networks and other secure systems, (v) DVD Video Server, a computerized server currently being developed for real-time streaming of video in either digital or analog format,
(vi) DVD Video Store, a product for re-editing and merging stored video content, and (vii) DVD Video Archive, a storage system that is currently under development.

GlobalFreeway Pty Ltd.

GlobalFreeway provides free ISP service throughout Australia. GlobalFreeway provides users with unlimited Internet access, e-mail service and navigational tools designed to enhance the user's online experience, all at no cost to the user. GlobalFreeway seeks to acquire both existing Internet users and persons who are not yet Internet users through aggressive marketing and advertising. GlobalFreeway has achieved rapid growth and the Company believes that it will capture significant market share by virtue of its first-mover advantage.

GlobalFreeway currently generates most of its revenue from the sale of banner advertising but plans to develop additional revenue sources by leveraging its database assets. New users provide demographic and personal information when they register for GlobalFreeway's service, and GlobalFreeway's technology allows it to track users' online activities. The information gathered from user registration and tracking will permits GlobalFreeway to provide targeted advertising and direct marketing solutions. GlobalFreeway may also seek to generate revenue from Web registration referrals and e-commerce activities.

Planet Edge Limited

Planet Edge is an Internet infrastructure company specializing in database development and systems integration. Planet Edge offers customized solutions for database transition, virtual server packages, ISDN and leased line integration, Internet connectivity and firewall and other security solutions. Planet Edge is ISO 9002, Sun Microsystems and Allaire accredited. Its software developers are competent in many languages, including Object-Oriented Pascal, Visual Basic, Active Server Pages, Perl, Java, JavaScript/VB/PerlScript, Cold Fusion, UNIX, UNIX C, miniSQL, Cold Fusion C, C++, Visual C++, Visual Basic, Object Oriented Design, Informix, Sybase, Oracle, and SQL.

Planet Edge's systems integration services are geared toward migrating legacy client and server software systems to the Internet. Planet Edge's integration services are designed to permit real-time interaction among management and other personnel and to promote operating efficiencies such as lowering labor, technology and other resource allocations, reducing procurement costs and improving responsiveness to customers and suppliers. Planet Edge has servers supporting its Global Facility Management services in prime locations around the world, including Bristol and London in the United Kingdom, Washington, D.C., San Francisco and Chicago in the United States, and Singapore and Sydney, Australia in Asia.

4th Wave Technologies Ltd.

4th Wave is an ISP serving home and small business Internet users throughout the United Kingdom. 4th Wave's service suite combines unlimited Internet access with community-oriented content and unique e-mail addresses for family members and employees. In addition, 4th Wave permits users to publish their own Web sites and provides unlimited Web space and telephone technical support 24 hours a day. All of these services are provided for competitive fixed fees that are payable monthly or annually. In addition to its core local ISP service suite, 4th Wave is developing a stand alone business ISP that will be launched in partnership with a leading United Kingdom local content provider.

Wireless4Europe Ltd.

Wireless4Europe is being organized by the Company to engage in the development of wireless applications based on WAP, carrier side technologies such as VOIP and certain "third generation"
(3G) technologies. The Company has recruited the core technologists for Wireless4Europe and expects operations to commence during the third quarter of Fiscal 2001.
Wireless4Europe will employ an ASP model pursuant to which it will host and deliver telecommunications services over both fixed and wireless networks, and will seek to implement and integrate best-of-breed applications software using a "one to many" rental model. The Company's main focus will be on applications that require integration into existing and developing mobile data networks. Wireless4Europe believes that the ASP approach will enable outward facing applications to be accessed by remote users and will offer such users much of the expensive application functionality that exists today (in areas such as sales force management and customer relationship management) at reduced cost.

In addition to its wireless applications development, Wireless4Europe will seek investment opportunities in early-stage wireless companies with which it can co-develop existing wireless technology products and services. The Company has identified several potential investments that could compliment Wireless4Europe's mission, including middleware for providing wireless data to wireless networks and a Web-based WAP developers' resource community.

Ci4net Solutions

Ci4net Solutions acts as a business development and project management interface to partner companies in order to ensure that the Company's internal technology resources are efficiently and consistently shared among its partner companies. Ci4net's Internet infrastructure companies, with development resources distributed across Europe, constitute a unique asset that enhances the investment proposition offered by Ci4net to its partner companies. Ci4net Solutions has been organized to coordinate and structure development of a common technology platform for partner companies in order to promote economies of scale, rapid time-to-market and company interoperability. In addition, Ci4net Solutions is responsible for ensuring that strategic partnerships with leading technology partners are centralized and deployed to ensure that partner companies have access to leading products.

Ci4net Advanced Research Limited

Ci4net Advanced Research's mission is to continually enhance the common technology platform that is provided to Ci4net's partner companies. Ci4net Advanced Research seeks to identify aspects of the Company's common technology platform that hold particular promise for further development and to pursue those opportunities independently and with strategic partners. Areas currently being researched include yield management and edgeware services, as a result of which an initial technology solution is expected to be launched shortly by Transenact.com. Ci4net Advanced Research will draw upon, and contract with, Ci4net Solutions to obtain leading specialists within the areas of technology that are researched. It is expected that in exchange for the research and development resources provided by Ci4net Advanced Research, Ci4net Solutions will receive a license to use any resulting products and technologies in the common technology platform provided to Ci4net partner companies by Ci4net Solutions.

Business to Business:

ICM Resource Limited

ICM Resource is an existing print management company providing services to blue-chip clients. It is developing Eazyprint.com, an Internet-based interactive service that will employ leading-edge technology to provide a wide assortment of print, promotional and related items. It is expected that the Eazyprint.com Web site will be launched during the third quarter of Fiscal 2001. ICM will seek to develop through the Eazyprint.com Web site, as well as through partnerships with other providers, printing services that can be accessed via individual personal computers, kiosks and interactive television. It is expected that by accessing the Eazyprint.com Web site, customers will be able to view online what is being created for production.

Eazyprint.com will initially target the small office/home office, small-to-medium sized enterprise (SME) and general public segments of the printing market. ICM Resource believes that the principal competitive factors for these market segments include speed and convenience of service and the availability of a cost-effective mechanism for customers to create and procure commercially printed items. Customers in these market segments typically use personalized and customized stationery items such as business cards, letterhead, labels, pre-printed business forms (such as checks, purchase orders, statements and invoices) and specialty items such as pens, golf balls, T-shirts and baseball hats for promotional purposes. ICM Resource will seek to establish Eazyprint.com as Europe's premier branded online print shop for providing such services. It is anticipated that the Eazyprint.com model and brand will be easily translated to other geographic regions.

Tempz.com Limited

Tempz.com is a Web-based e-recruitment and temporary services agency. Tempz.com provides a wide range of on-line and direct staffing services and is expected to do so at lower price points than offline competitors. Tempz.com seeks to obtain competitive advantages by re-engineering the temporary staffing process and utilizing a low cost, highly flexible and scaleable service delivery model.

The Company believes that through the integration of computer technology and telephony in a call center environment, Tempz.com will be able to better control output, improve service efficiency and manage the training and development of its staff. Tempz.com will give customers and registered workers real time access to information held on its databases through its extranet, thereby speeding up, simplifying and enhancing service delivery, administration and management information.

BusinessPCUK.com Ltd.

BusinessPCUK.com is being developed to offer personal computer equipment and Internet connectivity to SME's for a fixed monthly price. BusinessPCUK.com will also offer its customers network consulting services and packaged hardware and software solutions for a fixed fee under a monthly contract. Penetration of Internet usage in Europe has generally lagged 12 to 24 months behind the United States, in significant part because of the approximately 50% higher real costs of personal computing equipment in Europe, and BusinessPCUK.com will seek to capitalize upon this pent-up demand. Because Internet penetration in other areas of Europe is substantially lower than in the United Kingdom, the Company believes that BusinessPCUK.com's model is capable of being successfully replicated elsewhere.

BusinessPCUK.com will be an anchor tenant on each of the professional community sites being developed by Businessvillage.com Limited, a Ci4net partner company.
BusinessPCUK.com anticipates launching in conjunction with Businessvillages.com during the second quarter of Fiscal 2001.


Easy2ship.com Inc.

Easy2ship.com is being developed as a market maker for shipping services and is expected to be launched during the second quarter of Fiscal 2001. Easy2ship.com's Web-based service will permit shippers to enter shipping specifications and solicit responsive bids from carriers. In order to use the Easy2ship.com service, shippers will be required to complete a personalized form that will include weight, class and time-in-transit specifications, pick up and delivery locations and insurance requirements. Easy2ship.com will then match the shipper's requirements with all registered carriers in its database that are interested in responding to the shipment-specific requirements. Each eligible carrier will respond with two bids to the shipper, one for the stated pick up and delivery dates and one for the carrier's "Flexmax" option, which will allow the carrier to offer an alternative bid based on the carrier's, rather than the shipper's, preferred pick up and delivery dates. The carrier whose bid is selected by the shipper will be notified online and the results of all shipping operations will be maintained in a database that will be accessible to the carrier and the shipper.

Easy2ship.com is expected to go speed up the process of identifying shipper requirements and matching them with carriers capable of executing their orders, thereby achieving cost reductions. Cost savings will also be achieved by improving market efficiency (with fewer ships returning to base empty); by implementing a consolidated billing system to streamline tracking, verification and accounts payable processes; and by utilizing back-hauls and management of time-in-transit data. In addition, internal management processes are expected to be improved by virtue of Easy2ship.com's online transaction capabilities, which will provide customizable reporting, electronically maintained freight data and freight cost analysis.


Fishexchange Inc.

Fishexchange Inc. is developing fischexchange.net the first complete electronic trading exchange for the buying and selling of seafood. The exchange is expected to be launched during the second quarter of Fiscal 2001 and will provide real time prices on up to 3000 seafood species, automated preference matching, last price/ask price history and trending, transaction facilitation and credit insurance. Automatic e-bidding will allow a seller to list inventory and a strike price which is blind to the buyer. If a bid is at a price equal to or higher than the seller's strike price, the price for the buyer's acceptance will automatically be revealed. The system will also include a mechanism for a buyer to pre-entering his requirements for any future time or strike price so that sellers can bids to fill the order. Orders will specify sizes, cuts, packaging and transportation requirements, and Fishexchange.net will incorporate the Latin names of seafood species to ensure order accuracy. Fishexchange.net plans to charge a flat fee for each transaction and an annual membership fee. The Company believes that the seafood industry, which is heavily reliant on brokers, is highly fragmented and is information and labor intensive, will be responsive to an exchange mechanism that addresses the globalization of the industry and introduces efficiencies that are essential in dealing with a perishable commodity.

Businessvillages.com Limited.

Businessvillages.com Limited is developing businessvillages.com, an online trading environment to enable business professionals to access high quality industry information and services in community environments organized by area of interest. Businessvillages.com is expected to begin offering Web-based services during the second quarter of Fiscal 2001. Each village within the businessvillages.com site will include the following components: a search and selection capabilities for locating vendors, current headlines, information on relevant products and services, business news, recruitment and job opportunities, information on trade shows, an online bookstore, education and training, wireless subscriptions, online access to business travel and exhibition events. The Company believes that many Internet users have an interest in focused content services that eliminate the need to filter out large amounts of irrelevant online information. The Company believes that businessvillages.com will generate revenue through a variety of targeted advertising and subscription services.

The Rubber Exchange Inc.

The Rubber Exchange Inc. is developing the rubberexchange.com a transaction platform for the purchase and sale of natural rubber products. Among other things, the exchange is intended to facilitate contract hedging. The exchange is expected to be launched during the second quarter of Fiscal 2001. A vertical e-marketplace for synthetic rubber products is also planned.

The initial focus of therubberexchange.com will be on the delivery contracts and hedging transactions used by 50 primary market makers in order to address their requirements for operational efficiencies and real-time pricing. The Company's research suggests that the exchange could have a high adoption rate because of the absence of an alternative 24-hour trading facility. It is expected that therubberexchange.com will derive revenue from membership fees and transaction fees on each contract and hedging transaction executed through its facilities.

Mostra Limited

Mostra is an integrated, full service marketing agency that develops strategic initiatives for businesses with marketing plans that are not wholly dependent upon brand advertising. Mostra has acquired expertise in Internet-based marketing as well as offline customer acquisition and retention programs. Mostra is currently developing creative capabilities in the areas of electronic and new media solutions and a strategic planning and research function that will enable it to provide clients with in-depth analysis of relevant business environments. Services provided by Mostra include above-the-line advertising (brand, business-to-business and specialist advertising including television, radio, posters and press), direct response advertising, direct and relationship marketing and database management, affinity marketing, sales promotion, and corporate and brand identity design and development.

Transenact Ltd.

Transenact is a developer of intelligent exchange software that facilitates matching of supply and demand specifications over the Internet. Its software permits partially defined, multivariable orders to be submitted and identifies a set of responsive sourcing options for the prospective purchaser. This system facilitates the streamlining and automation of complex procurement processes and reduces the need for managerial involvement in such processes, thereby reducing transaction expenses and permitting management attention to be focused on value-added procurement functions such as negotiating superior pricing with preferred suppliers. Transenact is developing a global e-commerce network for the automation of business transactions using its technology solution.

AKAS UK Ltd.

AKAS UK Ltd. was formed to commercialize the Advanced Knowledge Acquisition System (AKAS), a suite of software tools created by 4th Wave Technologies (also a Ci4net partner company) for the rapid development and deployment of form-driven database applications. These applications are delivered across intranets, extranets and the Internet. Unlike conventional Web-based applications, AKAS eliminates the need for systems designers and programmers to manually code data capture forms and the underlying database, both of which are automatically created by AKAS without any preparation or testing requirements. This advanced method of data collection is designed for clients that
(i) have a need for rapid deployment of data-gathering initiatives to a geographically dispersed set of users and (ii) can benefit from the rapid validation and storage of the information acquired through AKAS. AKAS provides a secure environment with multi-level membership controlled access and update rights, and a complete audit trail for captured data that provides provide proof of origination and change authorizations at the individual field level. Security measures that may be implemented include complete SSL encrypted session support and third party authenticated digital signature for individual users.

The AKAS system is stored on a server and stored data can be manipulated and displayed in any form desired using standard enterprise data management tools. This system is particularly well suited to sectors where research is conducted over many locations such as the pharmaceutical and chemical industries and market, environmental and other research organizations. The system can also be applied to dispersed maintenance operations, remote sales activities and other information management requirements of multi-location businesses.

Chorus Inc.

Chorus is a Web-based consulting firm focusing on US software and Internet companies that are seeking to establish European operations. Increasingly, technology companies must compete on a global basis, but their breadth of experience and management expertise may not yet be optimally developed for establishing a physical international presence. Chorus bridges this gap by assuming a portion of the early term risk in setting up a European subsidiary by managing the subsidiary in conjunction with the parent for a prescribed period (generally ranging from two to three years). Chorus has developed three performance-related, turnkey programs to facilitate swift and cost-effective entry into the European market.

Once a client business is sufficiently established in Europe, management responsibility is returned to the parent. Chorus is compensated through sign-on fees, percentage-of-revenue fees and/or equity interests in the client company. Chorus believes that equity interests in client companies may yield substantial capital gains as the client companies develop.

CommercialPropertyUK.com Ltd.

CommercialPropertyUK.com, which is expected to launch its web based service during the second quarter of Fiscal 2001, intends to be the leading commercial property site in the United Kingdom. The site will feature a database of all available commercial properties throughout the United Kingdom. In addition, the site will contain information and advice relating to real property topics such as legal, financial and insurance issues, sourcing of equipment and furniture and hiring of contractors and other suppliers. Users will be able to locate and access the Web site of each participating commercial real estate agent.

The Web site's content component will include a database of advertisers in relevant areas, and CommercialPropertyUK expects to generate a substantial portion of its revenues from advertising. Display advertising is expected to be sold on the commercial property portion of the site and, to a lesser extent, on each participating agent's linked site. National advertising will appear on all pages of the site and will feature a rotating loop of banners. Regional advertising will appear within the regional search results and local advertisers will appear on individual pages detailing local property. Advertising on individual agent pages may be local, regional or national in character.

Users will be able to search for commercial properties anywhere in the United Kingdom by inputting their criteria into a site-specific search engine, which will produce a list of all properties meeting such criteria from any estate agent registered on the system. Users will also be able to register their property requirements and thereafter be notified of properties meeting their requirements by e-mail. This will enable direct marketing activities such as the linking of special offers or advertisements to e-mail messages.


Business Plan Exchange

Business Plan Exchange is being developed to present business plans online to prospective private and institutional investors. This service is expected to be launched during the second quarter of Fiscal 2001. The Company intends to charge entrepreneurs a fixed fee to download their plan onto the exchange for a minimum of two months and a success fee if financing is raised. Subscribers will be presented with brief executive summaries of business plans that match their profiled preferences and will be able to upload complete business plans without charge. A pre-signed master confidentiality agreement executed by the investor will automatically be referenced and become applicable to a business plan when it is retrieved for viewing. E-mail advice will automatically be sent to entrepreneurs when their files are being reviewed and investors will automatically be advised when a business plan that matches their investment preferences becomes available.

B2C Companies:

Trrravel.com Ltd

Trrravel.com is a consumer-oriented travel Web site that provides branded products to the leisure and small business travel markets in the United Kingdom. Trrravel.com sells airline tickets and vacation packages and publishes extensive travel-related content that can be used by site visitors to research a destination or to update their general knowledge of travel-related topics. Trrravel.com's content includes an online magazine providing information on destinations and resorts worldwide that is written by one of the United Kingdom's most respected travel journalists. The channelization of the Trrravel.com Web site permits sponsors and merchants to execute targeted advertising and merchandising strategies.

Features of the Trrravel.com Web site include travel assistance tools (such as real-time access to schedule, pricing and availability information for commercial airline travel, a mileage calculator and a currency converter); chat rooms; vacation picture galleries; hotel and car rental booking capabilities; and an online brochure ordering service. Trrravel.com intends to introduce an auction facility during Fiscal 2001. The Trrravel.com Web site is a joint venture between Trravel.com Ltd and Liesure Travel Group, an offline travel operator.

Media Ventures Limited

Media Ventures publishes Activelives.co, a portal for the over-45 market. There is currently no other Web site targeting this market in the United Kingdom. The Activelives.co Web site includes chat-rooms, message boards, picture galleries, newsletters and a variety of other features and content designed to appeal to the "grey" market, such as content channels focusing on health issues, investment advice and elder travel. Activelives.co provides members with free email accounts, personalized Web pages and calendar functions. Activelives.co derives revenues principally from advertising and e-mail direct marketing to its affluent, influential user base.

Media Ventures is an established direct marketing and publishing company that includes among its clients the U.K. Post Office and CGU, for which Media Ventures publishes and distributes bi-monthly magazines read principally by the over-45 market. The Company anticipates that Media Ventures will make its publishing expertise and associated database assets available to other
B2C partner companies.


Allcars.com Ltd

Allcars.com is a leading United Kingdom Web site for new and pre-owned vehicle information and purchasing services. The Allcars.com site allows consumers to search for pre-owned or new vehicles according to price, make, model, color, year and location of the vehicle. Allcars.com locates and displays the description, the location and an actual photograph of all vehicles that satisfy a consumer's search parameters. When consumers indicate they are ready to buy, they can be connected to Allcars.com's network of over 2,344 participating dealers in the United Kingdom.

Allcars.com also offers consumers a range of automotive finance and insurance options, and other services in conjunction with strategic partners. For example, through Allcars.com, customers can apply for and receive automobile financing from Bank of Scotland, automotive insurance from AXA and extended warranty service from AXA Direct. The site also features editorial content by Parker's Guides and Car Magazine and up-to-date automotive news supplied through EMAP.

By connecting dealers with a large number of purchase requests, Allcars.com enables dealers to lower their marketing, advertising, and personnel costs while enhancing sales production. Dealers participating in Allcars.com receive real-time purchase request information for new and pre-owned vehicles and the ability to track customer requests and purchases. Allcars.com offers dealers an Allcars.com Internet package, which includes a personal computer and accessories, to facilitate uploading of dealer inventory onto the Allcars.com site. Dealers can also utilize an Allcars.com auction service to liquidate excess inventory. Allcars.com derives substantially all of its revenue from fees paid by participating dealers.


Browsemiles.com Ltd

Browsemiles.com is developing an Internet search engine, expected to be launched during the third quarter of Fiscal 2001, that will award incentive credits in the form of digital "Browsemiles" to consumers for time spent surfing the Internet using the search engine. These awarded Browsemiles will be redeemable for awards such as vacation packages and consumer goods. Revenues will be generated from advertising, which will be displayed within a frame that will surround the content being viewed by users as long as they continue to browse using the search engine. Browsemiles.com will integrate targeted email and Web-based direct marketing capabilities with its online loyalty programs to create valuable benefits for both consumer members and business partners. The Browsemiles.com program will provide an efficient online customer acquisition and retention tool for Web publishers that will produce measurable results and a defined return on marketing dollars. The Company believes that Browsemiles is capable of becoming the most significant targeted e-mail and Web-based direct marketing company in the United Kingdom.


Health421.com Limited

Health421.com is developing an integrated, Web-based solution for the administrative, communications and information needs of healthcare professionals and for the healthcare information needs of consumers. Health421.com' objective is to become the Web's premium brand for these healthcare-related services. Health421.com's Web destination will consist of two linked Web sites: a subscription-based site for healthcare professionals and a free health and wellness center site for consumers. Health421.com expects to launch these sites during the third quarter of Fiscal 2001.

Health421.com will offer health care professionals administrative, communications and research functions integrated into a Web-based solution. Many healthcare professionals are intensive users of administrative, communications and information services, transcription services, after-hours answering services, paging, voice mail and medical reference services that are provided by multiple vendors. The lack of integration results in users having to become familiar with multiple devices and separate invoices, which is time-consuming and distracts users from their professional activities. By integrating these services, Health421 will provide a significant opportunity for healthcare professionals to use the Internet to increase practice efficiency, achieve measurable cost savings and improve the quality of patient care.

For consumers, Health421.com will provide a single point of access to health and wellness content. Health421.com will be capable of delivering personalized content and e-mail updates based on a consumer's medical profile and will be able to search and retrieve member-specific healthcare information from the Web. Health421.com will also provide consumers with access to content-specific online communities that will allow consumers to participate in real-time discussions and support networks via the Web.

Etailor Ltd.

Etailor Ltd is developing suitscape.com as a Web site offering online custom tailoring to the United Kingdom market.
Suitscape.com is expected to be launched during the second quarter of Fiscal 2000. Through this Web site, consumers will be able to order high quality, custom-made garments at low cost, with rapid delivery guaranteed.

Suitscape.com will use body measurement software to obtain customer information needed for fitting and tailoring. Orders will be executed using tailoring services in areas such as Singapore and Hong Kong, where relatively low labor costs prevail. These tailors will carry cloth that can be selected from the Suitscape.com online catalogue so that custom clothes can be made to order and delivered by mail within ten days. Customers will have the opportunity to choose from classic styles as well as those reflecting modern fashion. The clothes will carry the Suitscape.com brand label, and will be delivered first to a Suitscape.com depot in Singapore or Hong Kong where they will be inspected and packed into Suitscape.com's own design boxes for mailing directly to the customer.

Suitscape.com is expected to appeal mainly to young male executives who have not, because of the high prices and long delivery time, previously had custom tailored clothes. The Suitscape.com brand name, representing custom tailoring, fast service and low cost, will apply to both the male and female markets. Initially, Suitscape.com will be marketed in selected young male magazines as well as in financial journals and magazines. Similar small ads in magazines such as Country Life will promote the low prices available from Suitscape.com. There are only four sites in the world currently offering online tailoring all of which sites offer premium priced outfits.


PropertyWorldUK Ltd.

PropertyWorldUK is one of the leading residential property sites in the United Kingdom. The site contains a searchable database of all available residential properties throughout the United Kingdom. Users are also able to register property requirements with the site and receive e-mail notifications when properties meeting their requirements come on the market. In addition, the site contains information and advice relating to real property topics such as legal, financial and insurance issues, sourcing of equipment and furniture and hiring of contractors and other suppliers. Finally, the site is linked to the Web site of each participating real estate agent. PropertyWorldUK commenced online operations in 1997 and receives over 1.5 million unique visitors each month. Participating real estate agencies receive as many as 5,000 unique visitors to their Web sites each month that are attributable to PropertyWorldUK.

PropertyWorldUK also provides a cost-effective Internet marketing mechanism for real estate agencies. For a low monthly subscription fee, PropertyWorldUK designs and maintains the agent's site. PropertyWorldUK typically designs Web sites which feature property displays such as color photographs and site location maps. PropertyWorldUK-registered agents can receive their own independent Web site with personal email or a managed site. Managed sites are updated daily with customer information or amendments sent by fax or e-mail and do not require the agent to purchase any software.

Lifetime Memorials Inc.

Lifetime Memorials is developing Lifetimememorials.com, a Web site expected to be launched during the third quarter of Fiscal 2001, that will provide an on-line memorial service for family and friends to pay tribute to and share their reflections about their deceased loved ones. Services provided through lifetimememorial.com will include an on-site Internet kiosk for funeral attendees and permanent access to an on-line memorial site. The Internet kiosk will be used at the funeral service to display a picture of the deceased with an accompanying tribute. Attendees will use the kiosk to electronically sign a guest book and enter their e-mail addresses via the touch screen pad. Lifetimememorials.com will provide a thank you message for attending the service along an explanation of the site, charity information, online donation ability, anniversary e-mail and information about gifts and flowers that can be purchased online.

Lifetimememorials.com will be a fee-based service. The site will not permit commercial advertising or marketing.

Kids Events Ltd.

Kids Events is developing kids-events.com a children's portal that is expected to launch during the second quarter of Fiscal 2001. The site will offer resources for parents and teachers to source events and activities that are suitable for children, including festivals, theatre, music, sports, games, movies, historic sites, nature parks, art shows, pet shows, aquariums, museums, boating, riding, and a myriad of general leisure and hobby activities taking place in the United Kingdom. Kids-events.com will be child compatible and will maintain careful guidelines restricting content appearing within the site. The site will offer approved links, easy to follow directions and specific types of categories, entertainment, and attractions geared for the kids events target market.


PCC Care Card BV

PCC Care Card operates Personal Care Card, a loyalty card program based in the Netherlands that rewards online and offline consumers for shopping. The cards are targeted to specific demographic groups and entitle their holders to an extensive range of benefits, including discounts on items such as travel, mortgages, insurance and healthcare, that are conferred at the point of sale. PCC Care Card's strategy is to target organizational users such as youth groups, elder groups, corporations, employee benefit plans and unions. This approach permits PCC Care Card to effectively achieve collective buying power, the benefits of which are passed on to cardholders. PCC Care Card is able to compile valuable purchasing and trading data through this program. PCC Care Card generates revenues principally through membership fees charged to cardholders.

Femailnet.com Ltd.

Femailnet.com is developing a portal for women aged 25 through 65 that is expected to launch during the fourth quarter of Fiscal 2001. Femailnet.com will aggregate a network of shopping sites in 14 content specific channels and a shopping area. The channels will cover topics of interest to women, such as family, health, money, food, computers, relationships, shopping, travel, pets and astrology. Femailnet.com will facilitate network use across channels by providing common features, positioning and functionality within each channel and across the network.


Aircharter Exchange.com Limited

Aircharter Exchange.com is developing a Web site to facilitate the brokerage of air charter services over the Internet. The site, which is expected to be launched during the second quarter of Fiscal 2001, will enable sellers of charter services to upload fleet data into the site's database and to register specific charter opportunities. Potential buyers will be able to access the data to match their own requirements and numbers of seats. Buyers will also be able to generate bid requests online by posting their pricing and other requirements. The site will display news stories that are relevant to the air charter industry. Revenues are expected to be generated from membership subscriptions, advertising, sponsorship arrangements and commissions on sales.

Incubator:

ismartlab Ltd.

ismartlab is an incubator that is being internally developed for Internet and Internet-associated companies established in or servicing primarily the United Kingdom. ismartlab's mission is to develop individual ideas into highly focused successful Internet businesses by providing the infrastructure and resources required to permit entrepreneurial companies to execute their business plans. ismartlab will seek to develop the companies it invests in to the point at which they can realize liquidity for investors through a public offering or disposition in a relatively short time period. ismartlab will use its resources to actively develop the business strategies, operations and management teams of its incubated companies. These resources may include any combination of

       * the experience, industry relationships and specific expertise of its and Ci4net.com's management team, Ci4net's other partner companies; management teams and Ci4net's global advisory boards;
       * the financial resources needed to rapidly introduce innovative products and services;
       *  office space and accompanying network infrastructure;
       *  technology consulting and services;
       * graphic design, marketing, market research and advice on corporate and product branding;
       *  legal and accounting services; and
       *  business development support and services.

ismartlab believes that companies trying to compete successfully in the Internet marketplace, which often requires rapid development of products and infrastructure, will be receptive to the services, support and management sophistication that ismartlab can offer. ismartlab will permit its incubated companies to combine the elements of a streamlined, focused, early-stage company with the financial strength and resources of a much larger organization through its ownership by Ci4net.

Sales and Marketing

The Company maintains a centralized marketing department to support the products and services of its partner companies. The marketing department seeks to develop and differentiate each partner company's brands so that such partner company will succeed in retaining users of the products and services it provides. The Company markets its products and services through a broad array of programs and strategies, including online and offline advertising campaigns in a variety of media (including broadcast radio and print publications), direct mail, magazine inserts and co-branding and co-marketing arrangements. Members of the marketing department attend and exhibit at numerous Internet and IT-oriented trade shows and conferences.

Ci4net's marketing department benefits its partner companies by reducing their overhead costs and permitting them to focus on performance goals and targets. The Company's marketing department is able to reduce overall marketing and advertising expense because of the increased negotiating it can achieve in negotiating for such services on a bulk basis. In addition, each partner company maintains its own sales and marketing department focused on strategies particular to its geographic market.

Competition

The Company faces competition from similar Internet holding companies (including publicly traded Internet companies such as CMGI Inc. and Internet Capital Group Inc.), venture capital companies and corporations in the information technology, Internet and telecommunications industries. Many of these competitors have greater financial resources and brand name recognition than the Company. In addition, the Company may compete with its partner companies, and the Company's partner companies may compete with each other, for Internet-related opportunities. The Company does not have any contracts or other understandings with any of its partner companies that would govern the resolution of these potential conflicts. Such competition may deter companies from affiliating with the Company and may limit the Company's business opportunities. If the Company cannot acquire interests in attractive companies, its strategy to build a collaborative network of partner companies may not succeed.

The market for Internet products and services is highly competitive. Moreover, the market for Internet products and services lacks significant barriers to entry, enabling new businesses to enter this market relatively easily. Competition in the market for Internet products and services may intensify in the future. Numerous well-established companies and smaller entrepreneurial companies are focusing significant resources on developing and marketing products and services that will compete with the Company and its partner companies' products and services. In addition, many of our partner companies' current and potential competitors have greater financial, technical, operational and marketing resources than our partner companies. The Company's partner companies may not be able to compete successfully against these competitors in selling their goods and services. Competitive pressures may also force prices for Internet goods and services down and such price reductions may reduce the Company's revenues and adversely affect the Company's results of operations and financial condition.

Government Regulations

We are subject to laws and regulations applicable to businesses generally in the countries in which we operate. Currently, there are relatively few laws and regulations directly applicable to access to and commerce on the Internet. However, due to the increasing popularity and use of the Internet, it is possible that a number of laws or regulations may be adopted, or that existing laws and regulations may be applied differently, with respect to the Internet, including laws and regulations covering issues such as user privacy, pricing and characteristics and quality of products and services. For example, the European Union has adopted a Directive on Privacy which became effective on October 24, 1998. The Directive establishes minimum standards for the collection and use of personal identifying information in the European Union and prohibits the transfer of this information to countries whose privacy standards are deemed inadequate. Any such laws and regulations could hinder growth in use of the Internet generally, and decrease the acceptance of the Internet as communications and commercial medium and could thereby have a material adverse effect on our business, results of operations and financial condition.

In addition, several telecommunications carriers have sought to have telecommunications over the Internet regulated by agencies such as the Federal Communications Commission in the United States in the same manner as other telecommunications services. The cost of communicating on the Internet could increase substantially as a result of any such regulation in the United States, the United Kingdom or elsewhere, potentially slowing growth in the use of the Internet.

We may be subject to various government laws and regulations, in the United Kingdom and elsewhere, that regulate advertising in media, which may include the Internet. Those laws and regulations typically require advertisers and advertising agencies to have substantiation for advertising claims before disseminating advertisements. Such laws and regulations can prohibit the dissemination of false, deceptive, misleading or unfair advertising, and may grant certain governmental agencies enforcement powers to impose and seek civil penalties, consumer redress, injunctive relief and/or other remedies.

Intellectual Property and Proprietary Rights

The Company does not own any intellectual property directly other than the rights relating to its name and trademark and its Web site address. The Company controls through its partner companies a variety of patents, copyrights and trademarks and applications relating thereto. The Company relies upon a combination of patent, trade secret, copyright and trademark laws to protect its intellectual property. It has entered into confidentiality agreements with its management and key employees with respect to this software, and limits access to, and distribution of this, and other proprietary information. However, the steps the Company takes to protect its intellectual property may not be adequate to deter misappropriation of the Company's proprietary information. In addition, the Company may be unable to detect unauthorized uses of and take appropriate steps to enforce its intellectual property rights.

Although senior management believes that the Company's services and products do not infringe on the intellectual property rights of others, the Company is subject to the risk that such a claim may be asserted in the future.

Employees

As of January 31, 2000, the Company employed a total of 168 persons on a full-time basis. None of the Company's employees are represented by a labor union. The Company believes that its relations with its employees are good.


ITEM 2.  PROPERTIES

The location and general character of the Company's principal properties as of January 31, 2000 are as follows:

The Company leases approximately 3,000 square feet of space at 32 Haymarket, London, SW1Y 4TP, UK, where its marketing, financial, technology, B2B, B2C and incubator divisions are located. We have a 12-year lease expiring in April 2012. Our subsidiary companies use this space for conducting some of their operations on an as needed basis.

The Company leases approximately 1,000 square feet of office, administrative, sales and marketing, operations and data center space at One Rockefeller Plaza, Suite 1600, New York, NY 10020 on a month-to-month basis.

In addition, our partner companies generally have independent leased operating locations.


ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any material litigation.


ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

On January 5, 2000, at 10:00 A.M. local time, at One Rockefeller
Plaza, Suite 1600, New York, New York 10020, the Company held a
Special Meeting of Stockholders. At the meeting the following matter was approved:

     An amendment to the Company's Certificate of Incorporation providing for an increase in the number of authorized capital stock to a total of 120,000,000 shares to be comprised of 100,000,000 shares of common stock and 20,000,000 shares of preferred stock and to provide for blank check preferred stock. 20,100,000 shares of common stock voted for such amendment; no shares of common stock voted against such amendment; and 5,385,513 shares of common stock abstained from the vote.


                                        PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

(a) The Company's common stock is traded on the OTC Bulletin Board under the symbol "CIFN.OB." Our common stock began trading on December 20, 1999 at $5.75 per share. The price range per share reflected in the table below is the highest and lowest closing sale price for the Company's stock as reported by the OTC Bulletin Board during each quarter its common stock has been publicly traded.

                Quarter Ended January 31, 2000
Price Range Per Share:
Low                                             $21
High                                            $40

As of May 1, 2000, the last reported sale price for the common stock on the OTC Bulletin Board was $38.

(b) On May 1, 2000, there were 335 holders of record of the common stock.

(c) The Company has never declared or paid cash dividends on its common stock. The Company currently intends to retain earnings, if any, to support its growth strategy and does not anticipate paying cash dividends in the foreseeable future. Payment of future dividends, if any, will be at the discretion of the Company's Board of Directors after taking into account various factors, including the Company's financial condition, operating results, current and anticipated cash needs and plans for expansion.

(d) On December 20, 1999 the Company issued (i) 20,500,000 shares of common stock to the former stockholders of Old Ci4net,
(ii) 1,200,000 shares of common stock to the former shareholders of Media Ventures and (iii) 1,166,667 shares of common stock to the former shareholders of Planet Edge. On December 21, 1999 the Company issued 2,238,400 shares of common stock to the former stockholders of MSK Industries.

The issuances of securities in the transactions described above were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The following selected financial data are derived from our financial statements for our fiscal years ended January 31, 1998, 1999 and 2000 that have been audited by Ernst and Young LLP, independent public accountants, and are included elsewhere in this report.

                             (In thousands, except per share data)
                                   Ci4net.com                Planet Edge
                                                       Years Ended  Period Ended
                         Years Ended January 31,       January 31   December 6,
                       1998      1999      2000        1998    1999      1999

Consolidated Statement
of Operations Data:

Revenues            $ 4,873      $10,617   $4,409   $   47     $511    $1,002

Costs of revenues     5,527       10,400    5,400        -       -        -

Gross profit (loss)    (654)         217     (991)      47      511     1,002

Operating expenses:

Sales and marketing     219          260    1,285       54      252     1,095

Research and
development              -           -      8,671       -        -       -

General and
administrative        1,555        2,283    5,994       -        -       -

Depreciation
and amortization          2           16    5,322       -        -       -

Total operating
expenses              1,776        2,559   21,274      54       252     1,095

Income/Loss
from operations      (2,430)      (2,343) (22,265)     (7)      259      (93)

Other expense          (287)        (647)    (553)      -        -         -

Loss before
income taxes         (2,717)      (2,990) (22,818)     (7)      259      (93)

Provision for
income taxes             12            -       16       -        -        -

Net loss            ($2,706)     ($2,990)($22,834)    ($7)     $259     ($93)
Basic and diluted
net loss per share $  (3.69)      ($4.31)  ($6.86)

Shares used to compute
basic and diluted net
loss per share       33,333      694,242 $3,329,062


                              Ci4net.com                       Planet Edge
                            (in thousands)                   (In thousands)
                                                            As of       As of
                           As of January 31,            January31,   December 6
                          1998         1999       2000       1998       1999

Consolidated Balance Sheet Data:

Cash and cash
equivalents             $     93     $    -     $   254     $   -    $   32

Total assets               4,361      3,214      96,971       423       797

Total stockholders'
 equity                   (4,166)    (7,075)     65,601       263       162



ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


The discussion in this report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein.
Factors that could cause or contribute to such differences include, but are not limited to, those discussed below in "Factors that May Affect Future Results".

Overview

Ci4net. is an economic network, or Econet, with equity interests in 39 Internet-related partner companies. We have a 50%-or-greater interest in 34 of these companies and hold minority interests in the remainder. Our partner companies include eight Internet infrastructure companies, 18 business-to-business ("B2B") e-commerce companies, twelve business-to-consumer ("B2C") e-commerce companies and one incubator company. In addition, Ci4net has executed non-binding letters of intent for the acquisition of three Internet infrastructure companies, six B2B companies and three European incubator companies. Thirty two of our partner companies service the United Kingdom market. The geographic focuses of our remaining partner companies include Italy, the Netherlands, Europe as a whole, Australia and the United States. The company actively promotes collaboration among its majority- and minority-owned partners.

On December 20, 1999, the Company, which had not previously conducted any operating activities, acquired Old Ci4net in a reverse merger transaction that conferred control of the Company on the former shareholders of Old Ci4net. Prior to the Company's acquisition of Old Ci4net, Old Ci4net had completed the acquisition of 100% of 3W, Ci4net Limited and Planet Edge and 61% of I-Global, and Ci4net Limited had completed the acquisition of Media Ventures. Prior to their respective acquisitions by the Company, 3W, Ci4net Limited and I-Global had insignificant net assets, and we regard Planet Edge as our accounting predecessor. The consideration for the outstanding capital stock of 3W, Ci4net Limited, Planet Edge and Media Ventures consisted of shares of the Company's common stock that were issued to the former stockholders of those entities upon consummation of the Company's acquisition of Old Ci4net. The Company's financial results for Fiscal 2000 include the results of operations of 3W, Ci4net Limited, Planet Edge and I-Global only from the date of the acquisition of Old Ci4net by the Company. As a consequence of Media Ventures' prior affiliation with Kevin Leech, who became Chairman of the Company upon completion of the Company's acquisition of Old Ci4net, the Company's acquisition of Media Ventures has been accounted for in a manner similar to a pooling of interests, and the Company's financial results for Fiscal 2000 therefore include the results of operations of Media Ventures for a ten-month period. The Company's financial results for Fiscal 2000 should not regarded as indicative of the combined full-year results of the entities that were acquired by the Company during Fiscal 2000. Subsequent to Fiscal 2000, the Company has completed nine acquisitions and three minority investments, closed a private equity placement in which in excess of $65 million in gross proceeds were received and executed letters of intent to acquire 12 additional companies.

The acquisitions completed subsequent to January 31, 2000 are as follows:

On February 23, 2000, Trrravel.com, an indirect majority-owned subsidiary of Ci4net, acquired Independent Aviation Group ("IAG"). The consideration for the acquisition consisted of an option for the purchase of shares of Trrravel.com in the event that Trrravel.com completes a public offering.

On March 1, 2000, Ci4net acquired Systeam SpA, one of Italy's leading e-systems integrators. The purchase price consisted of $8.4 million in case and 630,844 shares of the Company's common stock. The Company is also providing a loan facility to Systeam S.p.A. of up to $500,000 that will be required to be repaid upon the occurrence of a liquidity event.

On March 7, 2000, Ci4net acquired a majority interest in 4thWave
Technologies Ltd., a provider of local ISP services in consideration for providing a loan facility to 4thWave
Technologies Ltd. of up to $2,400,000, which will be required to be repaid upon the occurrence of a liquidity event.

On March 22, 2000, Ci4net acquired a 51% equity stake in Mostra, a privately held London-bases consulting firm that has expertise in online and offline customer acquisition and retention strategies. The purchase price consisted of 86,244 shares the Company's common stock. The Company is also providing a loan facility to Mostra of up to $400,000, which will be required to be repaid in full upon the occurrence of a liquidity event.

On March 22, 2000, Ci4net acquired a 50% equity stake in Chorus Group International. The consideration for the acquisition consisted of the provision by the Company to Chorus Group International of a loan facility of up to $5,500,000, which will be required to be repaid upon the occurrence of a liquidity
event.   Chorus, a privately held, London-based firm, has
established itself as one of Europe's leading international business development specialists and has expertise in assisting high-growth United States-based technology companies set-up European business operations.

On March 22, 2000, Ci4net acquired a 25% equity interest in
Enteraction TV, a privately held, United Kingdom-based developer of broadband and interactive TV applications for $800,000.

On March 24, 2000, Ci4net acquired 50% of Business Villages Ltd, which is developing a series of community sites targeted at professional communities. The purchase price consisted of 20,000 shares of the Company's common stock. The Company is also providing a loan facility to BusinessVillages Ltd of up to $4,800,000, which will be required to be repaid in full upon the occurrence of a liquidity event.

On March 24, 2000, Ci4net acquired 70% of ICM Resources Limited, which operates Eazyprint.com, Europe's first online print shop. The consideration for the acquisition was the provision by Company to ICM Resources Limited of a loan facility of up to $2,208,000, which will be required to be repaid in full upon the occurrence of a liquidity event.

On March 24, 2000, Ci4net acquired approximately 2% of the equity interests in Perform.com, an I-ASP, for $500,000. Perform.com has developed a suite of Internet-based tools to facilitate the effective management of people, projects, goals, communications, training and development.

On April 1, 2000, Ci4net acquired approximately 5% of Kismet
International NV, a leading developer of online gaming systems, for $1 million.

On April 4, 2000, Easy2ship, a majority owned subsidiary of Ci4net, acquired E-Bidding.com Inc., a privately held, United States-based freight and e-commerce company the assets of which included an end-to-end transaction engine for connecting carriers and shippers. The purchase price consisted of 7,576 shares of the Company's common stock.

On May 1, 2000, Ci4net acquired a 51% equity stake in Citee for 620,000 shares of the Company's common stock. Citee is a leading systems integrator in the Netherlands employing 275 technically trained specialists. Pursuant to the terms of the acquisition, Ci4net will name a director to Citee's supervisory board. The Company has also supplied a loan facility to Citee of up to $1,847,075, which will be required to be paid in full upon the occurrence of a liquidity event.

Effect of Various Accounting Methods on Our Results of Operations

The Company's ownership interests in its partner companies are accounted for under one of three methods: the consolidation method, the equity method or the cost method. The applicable accounting method is generally determined based on our voting interest in the partner company.

Consolidation Method. Partner companies in which we directly or indirectly own more than 50% of the outstanding voting securities are generally accounted for under the consolidation method of accounting. Under this method, a partner company's results of operations are reflected within our Consolidated Statements of Operations from the date of acquisition.

During Fiscal 2000 the following acquisitions were made by Old
Ci4net and were accounted for by Old Ci4net using the purchase method of accounting:

3W, acquired on October 1, 1999, which is wholly owned by the Company and holds the following percentage interests in partner companies:

Allcars.com                    75%
Health421.com                 100%
Commercial Property UK Ltd.   100%

MSK Industries, acquired on December 21, 1999, which is wholly-owned by the Company and holds the following interests in partner companies:

Trrravel.com Ltd              51%
Browsemiles Ltd               100%

Ci4net.com Limited, acquired on October 1, 1999, which is wholly owned by the Company and holds the following interests in partner companies:

Planet Edge Australia Pty Ltd 55%
which holds a 100% interest in Global Freeway Pty Ltd
Tempz.com Ltd                 50%
Property World UK Ltd         70%
Etailor Ltd                   50%
Kids Events Ltd               50%
Femailnet.com Ltd            100%

I-Global.com Inc, acquired on December 12, 1999, which is
61%-owned by the Company and holds the following interests in partner companies:

          Easy2Ship.com Inc.            100%
          FishExchange Inc.             100%
          The Rubber Exchange Inc.      100%
          Business Plan Exchange Inc.   100%
          Lifetime Memorials Inc.       100%

Planet Edge Ltd, which is wholly-owned by the Company.

During Fiscal 2000, Old Ci4net acquired 100% of the equity interests in Media Ventures, which was controlled by Kevin Leech, the Company's Chairman, at the time of the acquisition and has been accounted for in a manner similar to pooling of interests.

Many of our consolidation method partner companies are in an early stage of development and have not generated significant revenues. In addition, many consolidation method partner companies incurred substantial losses during Fiscal 2000 and are expected to continue to incur substantial losses for the foreseeable future.

Equity Method. Partner companies whose results we do not consolidate, but over whom we exercise significant influence, will generally be accounted for under the equity method of accounting. Whether or not we exercise significant influence with respect to a partner company depends on an evaluation of several factors including, among others, representation on the partner company's board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the partner company, including voting rights associated with our holdings in common, preferred and other convertible instruments in the partner company. Under the equity method of accounting, a partner company's results of operations are not reflected within our Consolidated Statements of Operations; however, our share of the earnings or losses of a partner company accounted for under the equity method would be reflected separately in our Consolidated Statements of Operations. There were no partner companies acquired during Fiscal 2000 which required the use of the equity method.

Cost Method. Companies in which we have minority investments that are not accounted for under either the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, our share of the earnings or losses of these companies is not included in our Consolidated Statements of Operations. There were no partner companies acquired during Fiscal 2000 which required the use of the cost method.

     The presentation and content of our consolidated financial statements is largely a function of the presentation and content of the financial statements of our partner companies. To the extent our partner companies change the presentation or content of their financial statements, as may be required upon review by the Securities and Exchange Commission or changes in accounting literature, the presentation and content of our financial statements may also change. All of the partner companies' financial statements have been prepared in accordance with United States generally accepted accounting principles and applicable SEC rules and regulations and have been consolidated into the main Ci4net financial statements. The consolidated financial statements for our fiscal year ended January 31, 2000 include only 40 days of operations of Ci4net and its subsidiaries, except for Media Ventures, whose results are included for ten months because its acquisition byCi4net Limited, an entity under common control with Media Ventures, has been accounted for in a manner similar to a pooling of interests. Our results for the fiscal years ended January 31, 1999 and 1998 also include the results of Media Ventures. In accordance with United States generally accepted accounting principles and applicable SEC rules and regulations, we have also included Planet Edge's balance sheets for the years ended January 31, 1999 and 1998 and the related statements of operations, stockholders equity and cash flow for such years and for the period ended December 6, 1999. Planet Edge's financial statements have been included as a predecessor because they represent the latest audited accounts of a material company that forms part of the Ci4net consolidated group as at January 31, 2000.

Results of Operations

Prior to December 10, 1999, the Company was a development stage company and did not have any significant revenues. During Fiscal 2000, the Company completed the acquisition of Old Ci4net, MSK Industries, Media Ventures, Planet Edge and I-Global. The results of Fiscal 2000 are derived from the businesses acquired by the Company pursuant to these transactions.

The following table presents certain consolidated statement of operations data for the fiscal years indicated as a percentage of consolidated revenues:



Fiscal year ended January 31, 2000 compared to fiscal year ended
January 31, 1999

Revenues

Publishing revenues

Publishing revenues consist of revenues from the sale of publications and titles by Media Ventures.

Publishing revenues were $4,174,775 for Fiscal 2000 compared with $10,616,538 for the fiscal year ended January 31, 1999. The increase in publishing revenues was due principally to increased revenues earned by Media Ventures from certain non-recurring sales of magazine titles, offset by the inclusion of only 10 months of operating results of Media Ventures during Fiscal 2000 as compared to 12 months in Fiscal 1999.

Contract revenues and other

Contract revenues consist of revenues from the provision of Web site design services and hosting arrangements. Revenues from Web site design services are recognized upon the completion of each contract. Revenues from the provision of hosting facilities are recognized ratably over the term of the contract.

Contract revenues were $234,318 for the fiscal year ended January 31, 2000 and were attributable to the operations of Planet Edge for the period from its acquisition by Old Ci4net on December 6, 1999 to January 31, 2000. No contract revenue was earned in Fiscal 1999.

Cost of Revenues

Publishing costs

Publishing costs were $5,400,141 for Fiscal 2000 compared with $10,400,130 for Fiscal 1999. The decrease in publishing costs reflects the corresponding decrease in publishing revenues attributable to the operations of Media Ventures and the effect of including in our results for Fiscal 2000 only 10 months of results for Media Ventures as compared with 12 months for Fiscal 1999.

Cost of contract revenues and other

There were no material contract revenue costs incurred during Fiscal 2000 or Fiscal 1999.

Operating Expenses

Sales and marketing expenses

Sales and marketing expenses were $1,284,873 for Fiscal 2000 compared with $260,055 for Fiscal 1999. The increase was attributable principally to a national media advertising campaign that was undertaken by the Company following its acquisition of Old Ci4net in December 1999 and a marketing campaign that was commenced in January 2000 for Trrravel.com, one of the Company's B2C partner companies.

Research and development expenses

Research and development expenses were $8,671,815 for Fiscal 2000. Research and development expenses consist of Web site development costs for partner companies. No research and development expenses were incurred during Fiscal 1999.

General and administrative expenses

General and administrative expenses were $5,994,010 for Fiscal 2000 compared with $2,282,582 for Fiscal 1999. The increase was attributable to increased development costs incurred by the Company since December 1999, particularly for early-phase development costs relating to the establishment of Global Freeway's ISP service and legal and compliance expenses.

Depreciation and amortization expenses

Depreciation and amortization expenses were $5,322,879 for Fiscal
2000 compared with $16,428 for Fiscal 1999.   The increase was
principally attributable to a $5,101,416 charge recorded for Fiscal 2000 for amortization of goodwill arising from recent acquisitions.

Interest and other income/expense

Interest expense was $553,416 for Fiscal 2000 compared with $647,464 for Fiscal 1999.

Net loss

Net loss was $22,833,559 for Fiscal 2000 compared with a net loss of $2,990,121 for Fiscal 1999. The increase in net loss was attributable primarily to research and development expense and goodwill amortization incurred as a consequence of the Company's accelerated expansion program during the latter part of Fiscal 2000.

Fiscal year ended January 31, 1999 compared to fiscal year ended
January 31, 1998

Revenues

Publishing revenues

Publishing revenues were $10,616,538 for Fiscal 1999 compared with $4,872,643 for the fiscal year ended December 31, 1998 ("Fiscal 1998"). The increase in publishing revenues was due principally to increased revenues earned by Media Ventures from the sale of certain magazine titles. There were no titles sold in Fiscal 1998.

Cost of Revenues

Cost of revenues for Fiscal 1999 and 1998 consisted solely of cost of publishing revenues since no contract revenues were realized during those fiscal years. Publishing costs were $10,400,130 for Fiscal 1999 compared with $5,527,150 for Fiscal 1998. The significant increase for Fiscal 1999 was principally due to increased costs associated with increasing revenues earned by Media Ventures from the non-recurring sale of certain magazine titles.

Operating Expenses

Sales and marketing expenses

Sales and marketing expenses were $260,055 for Fiscal 1999 compared with $219,240 for Fiscal 1998.

General and administration expenses

General and administration expenses were $2,282,582 for Fiscal
1999 compared with $1,554,856 for Fiscal 1998. The increase resulted from continued growth in the core operating activities of Media Ventures.

Depreciation and amortization expenses

Depreciation and amortization expenses were $16,428 for Fiscal
1999 compared with $2,179 for Fiscal 1998. The increase arose from a charge on additional equipment purchased during Fiscal
1999.

Interest and other income/expense

Interest expense was $647,464 for Fiscal 1999 compared with $287,016 for Fiscal 1998. The increase in interest expense resulted from increased short-term borrowings in Media Ventures.

Liquidity and Capital Resources

The Company's working capital deficit at January 31, 2000 was approximately $27 million. The Company's principal sources of cash during Fiscal 2000 were short-term loans of approximately $6 million (of which approximately $5 million was loaned to the Company by Gala Consultancy Limited and POL Capital Limited, each of which are affiliated with Kevin Leech) and short-term bank borrowings totaling approximately $3 million. The Company's principal uses of cash during Fiscal 2000 were for the funding of operating activities of its partner companies and investment in property and equipment of approximately $3 million relating to the establishment of a technology infrastructure for the launch of Global Freeway's ISP service.

On February 18, 2000, Ci4net.sold 6.6 million shares of its 8% Series A Preferred Stock in a transaction exempt from registration pursuant to Regulation D under the Securities Act of 1933, as amended, and received net proceeds of approximately $63 million. Existing cash and cash equivalents, proceeds from sales of all or a portion of our investments in our partner companies and other internal sources of cash flow are expected to be sufficient to fund our cash requirements during the next 12 months. We will continue to evaluate acquisition opportunities and expect to complete additional acquisitions and investments during the next 12 months, which may make it necessary for us to raise additional funds. If additional funds are raised through the issuance of equity securities, our existing security holders may experience substantial dilution. We may seek to obtain bank financing or other sources of credit for purposes of funding future operations, although there can be no assurance that such funds will be available on acceptable terms.

Net cash used by operating activities was approximately $5.6 million during Fiscal 2000. The adjusted net loss of $17.6 million was partly financed by an increase in accounts payable and accrued expenses.

Net cash used in investing activities was approximately $2.7 million during Fiscal 2000. These amounts were used primarily for investment in property and equipment relating to the establishment of a technology infrastructure for the launch of Global Freeway's ISP service.

Net cash provided by financing activities was approximately $8.8 million, the principal components of which were related party loans and long-term bank borrowings.

Reportable Business Segments

Our reportable segments determined in accordance with Statement of Financial Accounting Standards No. 131 are B2B operations, B2C operations, Internet infrastructure operations and general Ci4net operations. A fifth segment, incubator operations, is likely to emerge for reporting purposes in the future. B2B, B2C and Internet infrastructure operations include the effect of consolidating from their dates of acquisition and recording our share of earnings or losses of partner companies accounted for under the consolidation method of accounting. Because the aggregation of our partner companies and the initiation of coordinated operations among a large number of previously unrelated entities occurred only recently, we do not believe that a detailed discussion of business segment results is pertinent to an understanding of our current business.

The Company's infrastructure partner companies derive revenues principally from programming, consulting and maintenance. The Company's infrastructure partner companies also derive revenue from hosting, data management services, provision of Internet data center sites, network services, managed services (such as professional services), sales of equipment, licensing of software and the provision of a variety of other products and services. Revenues, other than revenues attributable to installation fees, equipment sales to customers and certain professional services, are generally billed and recognized ratably over the term of the applicable contract, which is generally one year. Installation fees are typically recognized at the time the installation occurs. Equipment revenues are typically recognized when the equipment is delivered to the customer or placed into service at an Internet data center. We sell third-party equipment to our customers as an accommodation to facilitate their purchase of services.

The Company's B2B partner companies derive revenues from multiple sources, including commissions, advertising , consulting, and e-commerce activities. Our B2B partner companies typically earn a commission on each transaction completed on their Web sites. Revenues are also derived from various advertising packages and marketing solutions provided by these partner companies.
Revenues are also derived from consulting services. E-commerce revenues are derived from online sales and from revenue sharing arrangements with third party operators. In such sharing arrangements, the partner company and a third party operator jointly create a Web site or avail themselves of one another's Web site development resources and share the resulting revenues.

The Company's B2C partner companies derive revenues from multiple sources, including advertising, sponsorships and e-commerce transactions. E-commerce and advertising revenues are expected to grow in importance as the Company's B2C partner companies continue to leverage their growing user bases.

General Ci4net operations represent the expense of providing strategic and operational support to our partner companies and related administrative costs. General Ci4net operations also include the effect of transactions and other events incidental to our ownership interests in our partner companies and our general operations.

Recent Accounting Pronouncements

In January 2000, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue 99-17, "Accounting for Advertising Barter Transactions." The EITF agreed that advertising barter transactions entered into subsequent to January 20, 2000 should be accounted for at fair value only if there is verifiable objective evidence provided by sufficient cash transactions received by the seller of the advertising or similar advertising. If the seller of advertising does not have verifiable objective evidence, then the transaction is recognized at the recorded amount of the advertising surrendered, that is, zero. The EITF also concluded that the volume of similar cash transactions should be at least equal to the volume of barter transactions. Furthermore, the period of time to assess the similar transactions should be no greater than six months preceding the advertising barter transactions. EITF 99-17 is applicable to transactions entered into after January 20, 2000.

Year 2000 Compliance

To date, we have not experienced significant Year 2000 disruptions to our operating or administrative systems. The Company believes that its significant vendors and service providers are Year 2000 compliant and we have not, to date, been made aware that any of our significant vendors or service providers have suffered Year 2000 disruptions in their systems. Accordingly, we do not anticipate incurring material expenses or experiencing any material operational disruptions as a result of any Year 2000 problems. The Company spent an immaterial amount on Year 2000 testing and compliance during 1999.

Factors That May Affect Future Results

The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company's control. Forward-looking statements in this document and those made from time to time by the Company through its senior management are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements concerning the expected future revenues or earnings or concerning projected plans, performance, product development, product release or product shipment, as well as other estimates related to future operations, are necessarily only estimates of future results and there can be no assurance that actual results will not materially differ from expectations. Factors that could cause actual results to differ materially from results anticipated in forward-looking statements include, but are not limited to, the following:

Ci4net May Not Have Operating Income Or Net Income In The Future

During Fiscal 2000, Ci4net had an operating loss of approximately $22 million and a net loss of approximately $23 million. Ci4net may not have operating income or net income in the future. If Ci4net continues to have operating losses, Ci4net may not have enough money to grow its business in the future.

Ci4net May Have Problems Raising Money It Needs In The Future

Ci4net may not be able to obtain funding from outside sources. In addition, even if Ci4net finds outside funding sources, Ci4net may be required to issue to such outside sources securities with greater rights than those currently possessed by holders of shares of Ci4net common stock. Ci4net may also be required to take other actions which may lessen the value of Ci4net's common stock, including borrowing money on terms that are not favorable to Ci4net.

Ci4net's Success Depends Greatly On Increased Use Of The Internet
By Business And Individuals

Ci4net's success depends greatly on increased use of the Internet for advertising, marketing, providing services and conducting business. Commercial use of the Internet is currently at an early stage of development and the future of the Internet is not clear. In addition, it is not clear how effective advertising on the Internet is in generating business as compared to more traditional types of advertising such as print, television, and radio. Because a significant portion of Ci4net's business depends on Ci4net's operating company subsidiaries, Ci4net's business will suffer if commercial use of the Internet fails to grow in the future.

Ci4net May Incur Significant Costs To Avoid Investment Company
Status And May Suffer Adverse Consequences If Deemed To Be An
Investment Company

Ci4net may incur significant costs to avoid investment company status and may suffer other adverse consequences if deemed to be an investment company under the Investment Company Act of 1940. Some equity investments in other businesses made by Ci4net and its subsidiaries may constitute investment securities under the 1940 Act. A company may be deemed to be an investment company if it owns investment securities with a value exceeding 40% of its total assets, subject to certain exclusions. Investment companies are subject to registration under, and compliance with, the 1940 Act unless a particular exclusion or SEC safe harbor applies. If Ci4net were to be deemed an investment company, it would become subject to the requirements of the 1940 Act. As a consequence, Ci4net would be prohibited from engaging in business or issuing its securities as it has in the past and might be subject to civil and criminal penalties for noncompliance. In addition, certain of Ci4net's contracts might be voidable, and a court-appointed receiver could take control of Ci4net and liquidate its business.

Although Ci4net's investment securities currently comprise less than 40% of its assets, fluctuations in the value of these securities or of Ci4net's other assets may cause this limit to be exceeded. This would require Ci4net to attempt to reduce its investment securities as a percentage of its total assets. This reduction can be attempted in a number of ways, including the disposition of investment securities and the acquisition of non-investment security assets. If Ci4net sells investment securities, it may sell them sooner than it otherwise would. These sales may be at depressed prices and Ci4net may never realize anticipated benefits from, or may incur losses on, these investments. Some investments may not be sold due to contractual or legal restrictions or the inability to locate a suitable buyer. Moreover, Ci4net may incur tax liabilities when it sells assets. Ci4net may also be unable to purchase additional investment securities that may be important to its operating strategy. If Ci4net decides to acquire non-investment security assets, it may not be able to identify and acquire suitable assets and businesses.

Ci4net Depends On Certain Important Employees, And The Loss Of
Any Of Those Employees May Harm Ci4net's Business

Our success depends largely on the skills of certain key management and technical personnel as well as key management and technical personnel of companies acquired by us. Several of our executive officers have recently joined us and many of our key personnel have worked together for a relatively short period. The loss of one or more of our key management and technical personnel may materially and adversely affect our business, results of operations and financial condition. We cannot guarantee that we will be able to replace any of such persons in the event their services become unavailable.

Ci4net's Strategy Of Expanding Its Business Through Acquisitions
Of Other Businesses And Technologies Presents Special Risks

     Ci4net intends to continue to expand through the acquisition of businesses, technologies, products and services from other businesses. Acquisitions involve a number of special problems, including:

* difficulty integrating acquired technologies, operations and personnel with the existing business;

* diversion of management attention in connection with both negotiating the acquisitions and integrating the assets;

* strain on managerial and operational resources as management tries to oversee larger operations;

*    exposure to unforeseen liabilities of acquired companies;

* potential issuances of securities in connection with the acquisition which lessen the rights of holders of Ci4net's currently outstanding securities;

*    the need to incur additional debt;

* the requirement to record additional future operating costs for the amortization of goodwill and other intangible assets, which amounts could be significant.

     Ci4net may not be able to successfully address these problems. Moreover, Ci4net's future operating results will depend to a significant degree on its ability to successfully manage growth and integrate acquisitions. In addition, many of Ci4net's investments are in early-stage companies with limited operating histories and limited or no revenues. Ci4net may not be able to successfully develop these young companies.

Growing Concerns About The Use Of "Cookies" May Limit Our Ability
To Develop User Profiles

Web sites typically place small files of information commonly known as "cookies" on a user's hard drive, generally without the user's knowledge or consent. Cookie information is passed to the Web site through the Internet user's browser software. Our technology currently uses cookies to collect information about an Internet user's movement through the Internet. Most currently available Internet browsers allow users to modify their browser settings to prevent cookies from being stored on their hard drive, and a small minority of users are currently choosing to do so. Users can also delete cookies from their hard drive at any time. Some Internet commentators, privacy advocates and governmental bodies have suggested limiting or eliminating the use of cookies. The effectiveness of our technology could be limited by any reduction or limitation in the use of cookies. If the use or effectiveness of cookies is limited, we would likely have to switch to other technology that allows us to gather demographic and behavioral information. This could require significant reengineering time and resources, might not be completed in time to avoid negative consequences to our business, financial condition or results of operations, and might not be possible at all.

If Governments Regulate The Internet More Closely, Ci4net's
Business May Be Harmed

Because of the Internet's popularity and increasing use, new laws and regulations may be adopted. These laws and regulations may cover issues such as privacy, pricing and content. The enactment of any additional laws or regulations may impede the growth of the Internet and Ci4net's Internet-related business and could place additional financial burdens on Ci4net's business.

To Succeed, Ci4net Must Respond To The Rapid Changes In
Technology And Distribution Channels Related To the Internet

The markets for Ci4net's Internet products and services are characterized by: rapidly changing technology; evolving industry standards; frequent new product and service introductions; shifting distribution channels; and changing customer demands.

     Ci4net's success will depend on its ability to adapt to this rapidly evolving marketplace. Ci4net may not be able to adequately adapt its products and services or to acquire new products and services that can compete successfully. In addition, Ci4net may not be able to establish and maintain effective distribution channels.

Ci4net Is Subject To Intense Competition

The market for Internet products and services is highly competitive. Moreover, the market for Internet products and services lacks significant barriers to entry, enabling new businesses to enter this market relatively easily. Competition in the market for Internet products and services may intensify in the future. Numerous well-established companies and smaller entrepreneurial companies are focusing significant resources on developing and marketing products and services that will compete with Ci4net's products and services. In addition, many of Ci4net's current and potential competitors have greater financial, technical, operational, and marketing resources. Ci4net may not be able to compete successfully against these competitors in selling its goods and services. Competitive pressures may also force prices for Internet goods and services down and such price reductions may reduce Ci4net's revenues.

Ci4net's Strategy Of Selling Assets Of Or Investments In The
Companies That Ci4net Has Acquired And Developed Presents Risks

 A significant element of Ci4net's business plan involves selling, in public or private offerings, the companies, or portions of the companies, that it has acquired and developed. Ci4net has not conducted any such sales to date Market and other conditions largely beyond Ci4net's control affect: Ci4net's ability to engage in such sales; the timing of such sales; and the amount of proceeds from such sales.

As a result, Ci4net may not be able to sell some of these assets.
In addition, even if Ci4net is able to sell, it may not be able to sell at favorable prices. If Ci4net is unable to sell these assets at favorable prices, its business will be harmed.

The Value Of Ci4net's Business May Fluctuate Because The Value Of
Some Of Its Assets Fluctuates

     Although currently none of Ci4net's subsidiaries are public, a portion of Ci4net's assets in the future may include the equity securities of both publicly traded and non-publicly traded companies. The market price and valuations of these securities may fluctuate due to market conditions and other conditions over which Ci4net has no control. Fluctuations in the market price and valuations of the securities that Ci4net holds in other companies may result in fluctuations of the market price of Ci4net's common stock and may reduce the amount of working capital available to Ci4net.

Ci4net's Growth Places Strains On Its Managerial, Operational And
Financial Resources

     Ci4net's rapid growth has placed, and is expected to continue to place, a significant strain on its managerial, operational and financial resources. Further, as the number of Ci4net's users, advertisers and other business partners grows, Ci4net will be required to manage multiple relationships with various customers, strategic partners and other third parties. Further growth of Ci4net or increase in the number of its strategic relationships will increase this strain on Ci4net's managerial, operational and financial resources, and could inhibit Ci4net's ability to achieve the rapid execution necessary to successfully implement its business plan. In addition, Ci4net's future success will also depend on its ability to expand its sales and marketing organization and its support organization commensurate with the growth of Ci4net's business and the Internet.

Ci4net's Quarterly Results May Fluctuate Widely

Ci4net expects to experience significant fluctuation in future quarterly operating results. Many factors, some of which are beyond Ci4net's control, have contributed to quarterly fluctuations in our and our predecessors' results in the past and may continue to do so. Such factors include: demand for Ci4net's products and services; payment of costs associated with Ci4net's acquisitions, sales of assets and investments; timing of sales of assets; market acceptance of new products and services; specific economic conditions in the Internet and direct marketing industries; and general economic conditions.

The emerging nature of the commercial uses of the Internet makes predictions concerning Ci4net's future revenues difficult.
Ci4net believes that period-to-period comparisons of its results of operations will not necessarily be meaningful and should not be relied upon as indicative of Ci4net's future performance. It is also possible that in some fiscal quarters Ci4net's operating results will be below the expectations of securities analysts and investors. In such circumstances, the price of Ci4net's common stock may decline.

The Price Of Ci4net's Common Stock Has Been Volatile

     The market price of Ci4net's common stock has been, and is likely to continue to be, volatile, experiencing wide fluctuations. In recent years, the stock market has experienced significant price and volume fluctuations which have particularly impacted the market prices of equity securities of many companies providing Internet-related products and services. Some of these fluctuations appear to be unrelated or disproportionate to the operating performance of such companies. Future market movements may adversely affect the market price of Ci4net's common stock.

Ci4net Faces Security Risks

     The secure transmission of confidential information over public telecommunications facilities is a significant barrier to electronic commerce and communications on the Internet. Many factors may cause compromises or breaches of the security systems used by Ci4net or other Internet sites to protect proprietary information, including advances in computer and software functionality or new discoveries in the field of cryptography. A compromise of security on the Internet would have a negative effect on the use of the Internet for commerce and communications and negatively impact Ci4net's business. Security breaches of the activities of Ci4net, its customers and sponsors involving the storage and transmission of proprietary information, such as credit card numbers, may expose Ci4net to a risk of loss or litigation and possible liability. Ci4net cannot assure that its security measures will prevent security breaches.

Ownership Of Ci4net Is Concentrated

Kevin R. Leech, Ci4net's chairman, beneficially owned approximately 43% of Ci4net's outstanding common stock as of May 1, 2000. As a result, Mr. Leech's possesses significant influence over Ci4net on matters including the election of directors. The concentration of Ci4net's share ownership may: delay or prevent a change in control of Ci4net; impede a merger, consolidation, takeover, or other business involving Ci4net; or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of Ci4net.

The Success Of Ci4net's Global Operations Is Subject To Special
Risks And Costs

     Ci4net's operations are located primarily in Europe. Expansion to the United States, Asia and other regions will require significant management attention and financial resources. Ci4net's ability to expand offerings of its products and services internationally will be limited by the level of acceptance of the Internet and intranets in other countries. Ci4net expects to commit substantial time and development resources to customizing its products and services for selected international markets and to developing international sales and support channels.

Ci4net Could Be Subject To Infringement Claims

From time to time, Ci4net expects to be subject to third party claims in the ordinary course of business, including claims of alleged infringement of intellectual property rights by Ci4net.
Any such claims may damage Ci4net's business by:   subjecting
Ci4net to significant liability for damages; resulting in invalidation of Ci4net's proprietary rights; being time-consuming and expensive to defend even if such claims are not meritorious; and resulting in the diversion of management time and attention.

Ci4net May Have Liability For Information Retrieved From The
Internet

     Because materials may be downloaded from the Internet and subsequently distributed to others, Ci4net may be subject to claims for defamation, negligence, copyright or trademark infringement, personal injury, or other theories based on the nature, content, publication and distribution of such materials.



ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

The Company does not currently hold any public securities and therefore is not exposed to equity price risks on the marketable portion of its equity securities. However, it is possible that some of the Company's subsidiaries may go public in the near future. At such time, the Company would be exposed to equity price risks on the marketable portion of those equity securities.

The carrying values of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and notes payable, approximate fair value because of the short maturity of these instruments. The carrying value of long-term debt approximates its fair value, as estimated by using discounted future cash flows based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

As the Company expands globally, the risk of foreign currency exchange rate fluctuation may dramatically increase. Therefore, in the future, the Company may consider utilizing derivative instruments to mitigate such risks.


ITEM 8.   FINANCIAL STATEMENTS

  The Company's financial statements at January 31, 2000 and
1999, and for each of the three years in the period ended
January 31, 2000, and the Report of Ernst & Young LLP,
Independent Auditors, are included in this Report in Exhibit 13.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

  On January 26, 2000, the Company changed its independent auditors from Graf & Repetti to Ernst & Young. This change in accountants was approved by the Company's acting directors. Ernst & Young's report on the financial statements of Ci4net for the fiscal year ended January 31, 2000 that is included herein is not, and Graf & Repetti's report on the financial statements of Ci4net for the fiscal year ended January 31, 1999 and for the period from December 29, 1995 (inception) to January 31,1999 was not, qualified or modified as to uncertainty, audit scope, or accounting principles. During Graf & Repetti's appointment as independent auditors, there was no disagreement on any matter of accounting principles or practices, financial statement disclosure or auditing scope of procedure which if not resolved to Graf & Repetti's satisfaction would have caused Graf & Repetti to make reference to the subject matter of disagreement in connection with Graf & Repetti's report on the financial statements for the periods indicated above.


PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated by reference to the Company's proxy statement relating to its election of directors during calendar year 2000, which will be filed no later than 120 days after the end of the 2000 fiscal year.



ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the Company's proxy statement relating to its election of directors during calendar year 2000, which will be filed no later than 120 days after the end of the 2000 fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The information required by this Item is incorporated by reference to the Company's proxy statement relating to its election of directors during calendar year 2000, which will be filed no later than 120 days after the end of the 2000 fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to the Company's proxy statement relating to its election of directors during calendar year 2000, which will be filed no later than 120 days after the end of the 2000 fiscal year.


                            PART IV

ITEM 14.  - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
ON FORM 8-K

(A)  Financial Statements, Financial Statement Schedule, and
Exhibits

      1. Financial Statements. The financial statements required by Item 8 are set forth in Exhibit 13.3 of this report:

         CI4NET.COM, INC.
       - Report of Ernst & Young, Independent Auditors
       - Consolidated Balance Sheets at of January 31, 1999
         and 2000
       - Consolidated Statements of Operations for the year ended January 31, 1998, 1999 and 2000
       - Consolidated Statements of Cash Flows for the year ended January 31, 1998, 1999 and 2000
       - Consolidated Statements of Stockholders' Equity for the year ended January 31, 1998, 1999 and 2000
       - Notes to the Financial Statements

         PLANET EDGE LIMITED (PREDECESSOR)
       - Report of Ernst & Young, Independent Auditors
       - Balance Sheets at January 31, 1999 and 2000.
       - Statements of Operations for the years ended
         January 31,1998, 1999 and 2000.
       - Statements of Cash Flows for the years ended
         January 31, 1998, 1999 and 2000.
       - Statement of Stockholders Equity for the years ended January 31, 1998,1999 and 2000.

All other financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

     2. Exhibits. The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed as part of this Annual Report on Form 10-K.

(B)  Reports on Form 8-K

On December 17, 1999, the Company filed a Current Report on Form 8-K to report under Item 5 (Other Events) the issuance of new shares in a 15 for-1-post reverse stock split, and the purchase and acquisition of Ci4net.com Inc, which closed on December 20, 1999.

                           SIGNATURES

  In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        CI4NET.COM INC.

Date:  May 15, 2000             By:  /s/ Kevin Leech
                                Kevin Leech
                                Chief Executive Officer

  In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


  Signature                          Name & Title


/s/ Dale Morrison                   Dale Morrison
                                Chief Executive Officer


/s/ Ricky Weir                        Ricky Weir
                                Chief Financial Officer
                             (Principal Accounting Officer)

/s/ Kevin Leech                       Kevin Leech
                                   Acting Director

/s/ Lee Cole                           Lee Cole
                                   Acting Director

                         EXHIBIT INDEX

Exhibit No.                     Title

          2.1 Share Sale Agreement of CI4NET.com Limited dated October 1, 1999, by and between Willington Holdings Ltd (CI4NET.com Limited) and CI4NET.com Inc.

          2.2    Acquisition Agreement between CI4NET.com Inc.
                 (Delaware) and Three W Capital Ltd. (Marshal
                 Islands company) dated October 1, 1999.

          2.3    Reverse Merger Agreement, dated December 2,
                 1999, by and between CI4NET.com Inc. and Leisure Concepts International.

          2.4 Share Sale Agreement relating to Planet Edge Limited, Team-4 Internet Services Limited and Net Edge Limited, dated December 6, 1999, by and among R Kumar, M R Gittins, and T D Lloyd and CI4NET.com Inc.

          2.5    Acquisition Agreement between CI4NET.com Inc.
                 (Delaware) and MSK Industries Inc. (Delaware),
                 December 10, 1999.

          2.6 Agreement For The Acquisition Of The Whole Of The Issued Share Capital Of Media Ventures Group plc, dated as of December 17, 1999, by and among CI4NET.com limited, CI4NET.com
                 Inc. and Those People Whose Names Are Set Out
                 In Schedule 1.

          2.7 Investment/Shareholders Agreement, by and among Tempz.com Limited, Christopher Leonard,
                 Ian Thomas, and CI4NET.com Limited, dated
                 January 10, 2000.

          2.8    Share Sale and Purchase Agreement relating to
                 Systeam SpA, dated February 17, 2000, by and between Systeam SpA and CI4NET.com Inc.

          2.9 Acquisition Agreement, dated March 14, 2000, relating to the acquisition of PCC Care Card
                 Holdings BV. by and among Mr. J.D. KOEKKOEK,
                 Mr. P.R.M. van BINSBERGEN, NeSBIC
                 CTE Fund B.V., and CI4NET.COM Inc.

          3.1    Certificate of Incorporation of CI4NET.com Inc.
                 and all amendments thereto.

          3.2    Amended and Restated Certificate of
                 Incorporation of CI4NET.com Inc. to be filed on or about May 30, 2000

          3.3    By-laws CI4NET.com Inc.

          4.1    Specimen Common Stock Certificate

          4.2    Specimen Preferred Stock Certificate

          4.3 Debenture, dated January 2000, by and between Tempz.Com Limited and CI4NET.com Limited.

          10.1   Service Agreement, by and between CI4NET.com
                 Limited and Kevin Leech.

          10.2   Service Agreement, by and between CI4NET.com
                 Limited and Lee Cole.

          10.3   Service Agreement, by and between CI4NET.com
                 Limited and Roger Holdom.

          10.4   Service Agreement, by and between CI4NET.com
                 Inc. and Dale Morrison.

          10.5   Lease relating to office at 32 Haymarket
                 London.

          10.6   Description of lease relating to office at One
                 Rockefeller Plaza.

          10.7 Facility Agreement, dated January 10, 2000, by and between Tempz.Com Limited and CI4NET.com Limited. On January 10th 2000, CI4NET.com Limited acquired 50% of Tempz.com Limited in consideration for supplying a loan facility.

          10.8 Facility Agreement, dated February 17, 2000, relating to Systeam SpA.

          10.9 Facility Agreement, dated March 14, 2000, relating to PCC Care Card Holdings BV.

          13.1   CI4NET.com Inc. and Subsidiaries Consolidated
                 Financial Statements, Supplementary Data and
                 Independent Auditor's Report.

          16.1 Letter from Graf & Repetti to the Securities and Exchange Commission.

          21     Subsidiaries of the Registrant.

          27     Financial Data Schedule for fiscal year ended
                 January 31, 2000.


                          Exhibit 21

Subsidiaries of Ci4net.com Inc.
As of May 1, 2000

                                          Jurisdiction of
Name                                       Organization
-------                                   -----------------

Three W Capital                        Marshall Islands
Ci4net.com Limited                     Jersey, Channel Islands
MSK Industries                         Delaware
Health421.com Inc.                     UK
Netstreet21 Ltd.                       BVI
Comm. Property United Kingdom Ltd.     UK
Allcars.com Ltd.                       UK
Trrravel.com Ltd.                      UK
Browsemiles Ltd.                       UK
I-globalcom Inc.                       Delaware
Netmedia Ltd.                          UK
Planet Edge Limited                    AUS
Global Freeway Pty Ltd.                AUS
Media Ventures Group plc.              AUS
Tempz.com Limited                      Jersey Channel Islands
Systeam SpA                            ITALY
Property World Ltd.                    UK
Femailnet.com Ltd.                     UK
4thWave Technologies Ltd.              UK
Chorus Inc.                            Delaware
Citee BV                               NETHERLANDS
Wireless4Europe Ltd                    UK
Ci4net Solutions Ltd.                  UK
Ci4net Advanced Research Ltd           UK
ICM Resources Limited                  UK
BusinessPCUK.com Limited               UK
Easy2Ship.com Inc                      Delaware
Fishexchange Inc.                      Delaware
Businessvillages.com                   UK
The Rubber Exchange Inc.               Delaware
Mostra Limited                         UK
Transenact Ltd.                        UK
AKAS Ltd.                              UK
Aircharter Exchange.com Ltd.           Jersey Channel Islands
Business Plan Exchange Inc.            Delaware
ismartlab Ltd.                         UK
Lifetime Memorials Inc.                Delaware
Kids Events Ltd.                       UK
Personal Care Card BV                  NED
Bygone Times plc                       UK
Buyers Guide UK Ltd.                   UK
Enteraction TV Limited                 UK
Kismet International NV                Netherlands Antilles
Perform.com LLC                        Delaware



Exhibit 27       FINANCIAL DATA SCHEDULE


Document                              10K
Legend                                No
Restated                              No
Name                             ci4net.com
Multiplier                             1
Currency                             USD
Fiscal Year End                  January 31 2000
Period Start                     February 1 1999
Period End                       None
Period Type                      Year
Exchange Rate                          1
Cash                             254,486
Securities                       -
Receivables                      724,751
Allowances                        11,440
Inventory                        153,159
Current Assets                 3,022,986
PP&E                           4,504,204
Depreciation                   1,239,196
Total Assets                  96,971,056
Current Liabilities           30,706,119
Bonds                                 -
Common                            25,485
Preferred Mandatory                   -
Preferred                             -
Other SE                              -
Total Liability and Equity    96,971,056
Sales                                 -
Total Revenues                 4,409,094
CGS                            5,400,141
Total Costs                   21,273,578
Other Expenses                        -
Loss Provision                    11,440
Interest Expense                 553,416
Income Pretax                (22,818,041)
Income Tax                       (15,518)
Income Continuing            (22,833,559)
Discontinued                          -
Extraordinary                         -
Changes                               -
Net Income                   (22,833,559)
EPS Primary                        (6.86)
EPS Diluted                        (6.86)