Form 10-K/A
period 2000-01-30
CI4NET COM INC
filed 2000-06-08
CIK 1079368

=================================================================


                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549
                            ------------------
                                FORM 10-K/A

                              AMENDMENT NO. 1


(MARK ONE)
|X|     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JANUARY
31, 2000
                                     OR

| |     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
__________ TO __________


                      COMMISSION FILE NUMBER: 000-25453
                       ------------------------------

                                CI4NET.COM INC.
           (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



            DELAWARE                          13-4032991
     (State or other jurisdiction of       (I.R.S. Employer
     incorporation or organization)        Identification No.)

            32 HAYMARKET LONDON SW1Y4TP UNITED KINGDOM
    (Address of principal executive offices including zip code)

          REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                             (212) 445-6581
                    ------------------------------
      SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                   NONE


                       ------------------------------

    SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                      Common Stock, $0.001 par value


        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

        The aggregate market value of the voting stock held by non-affiliates of the Registrant as of May 1, 2000 was $347,514,598.

        The number of shares of Common Stock outstanding as of May 1, 2000 was 28,345,121.


=================================================================




                        EXPLANATORY NOTE

        The purpose of this amendment (the "Amendment") is to amend and restate Part III of the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 18, 2000 (the "Form 10-K"). The amended and restated items are as follows:

Item 10.   Directors and Executive Officers of the Registrant.
Item 11.   Executive Compensation.
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management.
Item 13.   Certain Relationships and Related Transactions.

Items 10 through 13 were omitted from the Form 10-K in reliance on instructions included in Form 10-K permitting the Registrant to incorporate such items by reference to the Registrant's definitive proxy statement, provided such proxy statement is filed within 120 days of the Registrant's fiscal year-end. As the Registrant intends to file its definitive proxy statement later than 120 days from its fiscal year-end, it is providing these items as part of this Form 10-K/A.

This Amendment contains sale price data relating to completed acquisitions and other matters that are expressed in United
States dollars and have been converted from pounds sterling at an assumed conversion rate of 1.6 dollars per pound sterling.

                            PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The following table sets forth information concerning our directors and executive officers as of January 31, 2000:




NAME                               AGE    POSITION
----                               ---    --------

Kevin R. Leech.................... 56     Chairman and Director
Lee Cole ......................... 38     Vice Chairman and
                                          Director

        Kevin R. Leech has been Chairman of the Company since December 1999 and has been a director of the Company since December 1998. Mr. Leech is the Executive Chairman of ML Laboratories plc, a United Kingdom company listed on the London Stock Exchange which is engaged in the research and development of ethical pharmaceuticals and related products. He is the co-founder of ML and controls 53% of its equity. He is also Executive Chairman of Queensborough Holdings plc, a United Kingdom company listed on the London Stock Exchange whose principal activities are in the leisure sector, and of which he owns 29.7%. Mr. Leech is also a principal shareholder and Director of Townpagesnet.com plc, a U.K. company that is designed to provide comprehensive, up-to-date locally-focused information about covered towns and cities in the United Kingdom. In addition, Mr. Leech is a director and principal shareholder of numerous privately-owned companies resulting from his role as a provider of private venture capital. The activities of the companies are varied and include other leisure and technology-related companies, including topjobs.net plc. Mr. Leech is also the beneficial owner, directly or indirectly, of GlenInvestments Limited and of Raven Ventures Limited, both of which are private investment companies. In October 1998, Mr. Leech was awarded an honorary Doctorate of Laws degree from the University of Manchester.

        Lee Cole has been Vice Chairman and a Director of the Company since December 1999. Mr. Cole has extensive experience in rapid growth companies and executing acquisition strategies. From January 1995 through December 1999, he worked as a consultant for Tech Capital Group, a technology consulting firm. Additionally, in 1996, Mr. Cole was the co-founder of a biotechnology company, Bioenvision plc.


COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's securities, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

        To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that during the year ended January 31, 2000, its officers, directors and greater-than-10% stockholders complied with all Section 16(a) filing requirements, with the exception of late filings of Initial Statements of Beneficial Ownership of Securities on Form 3 and the Annual Statement of Changes in Beneficial Ownership on Form 5 for each of Kevin Leech and Lee Cole and Form 3 for Dale Morrison. With the exception of a Form 5 to be filed by Kevin Leech all such forms have been filed with the SEC.


ITEM 11:  EXECUTIVE COMPENSATION.

        The following Summary Compensation Table sets forth, for the three years ended January 31, 2000, the compensation for services in all capacities earned by all persons serving as the Company's Chief Executive Officer during Fiscal 2000 and each other named executive officer whose total annual salary, bonus and other annual compensation exceeded $100,000 in Fiscal 2000.

 SUMMARY COMPENSATION TABLE


                                                              Securities
                                                   Restricted Underlying
Name and                                Other Annual  Stock    Options     LTIP
Principal Position  Year Salary  Bonus  Compensation  Award     SARs     Payouts

Lee Cole            2000 $18,750   -         -         -       500,000       -
  Vice Chairman and
   acting Chief Executive Officer

------------------------



The following table sets forth information concerning grants of stock options to purchase shares of common stock, par value $0.001 per share, of the Company ("Common Stock") during the year ended January 31, 2000 to the executive officer named in the Summary Compensation Table (the "Named Executive Officer").
 OPTION GRANTS IN LAST FISCAL YEAR



                                                          Potential Realizable
                                                               Value At
                                                            Assumed Annual
                                                            Rates of Stock
                                                          Price Appreciation
                                                              for Option
                         Individual Grants                   Term ($)(3)
             ------------------------------------------  --------------------
                     Number Of  Percentage Of
                    Securities  Total Options
           Company  Underlying    Granted To
           Granting   Options    Employees In  Exercise Price Expiration
Name        Option  Granted (1) Fiscal 2000(%) Per Share($)(2)    Date
-----      -------- ----------- -------------- --------------- ----------

Lee Cole     Ci4net    500,000       38%



2000 Aggregated Option Exercises and Fiscal Year-End Option Values

The following table sets forth information with respect to stock options exercised by the Named Executive Officer during the fiscal year ended January 31, 2000 and stock options held as of January 31, 2000 by the Named Executed Officer.


                       AGGREGATED OPTION/SAR EXERCISES IN LAST YEAR AND
                                  YEAR-END OPTION/SAR VALUES

                       AGGREGATED OPTION/SAR EXERCISES IN LAST YEAR AND
                                  YEAR-END OPTION/SAR VALUES


            Number of
           Securities               Number of Securities  Value of Unexercised
           Underlying               Underlying Options /  In-the-Money Options/
          Options/SARs              SARs at Fiscal Y/E(#)  SARs at Fiscal Y/E
           Acquired on     Value      Exercisable/            Exercisable/
Name      Exercise (#)   Realized     Unexercisable          Unexercisable
----      ------------   --------   --------------------- ---------------------

Lee Cole        -            -             -                      -




EMPLOYMENT CONTRACTS AND CHANGE-IN-CONTROL ARRANGEMENTS

Cole Employment Agreement

The Company is a party to an Employment Agreement with Lee Cole effective as of December 21, 1999, providing for the employment of Mr. Cole as Director of the Company. The agreement provides for a term of employment until Mr. Cole's 60th birthday or until terminated by either party on not less than 12 calendar months written notice. The agreement provides for a minimum annual base salary that is currently $200,000 per annum, subject to review by the Board of the Company, and for the issuance to Mr. Cole of 500,000 options at the price of the Company's next registered offering price. The agreement contains a confidentiality covenant in favor of the Company relating to confidential information learned in the course of his employment. The agreement also contains a non-competition covenant in favor of the Company which survives until the date one year after the term of Mr. Cole's employment.


Stock Option Plans

          As of January 31, 2000, the Company had no stock option plans.

See Item 13. "Certain Relationships and Related Transactions" for a discussion of certain agreements between the Company and certain directors of the Company.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information, as of January 31, 2000, with respect to the beneficial ownership of shares of Common Stock by (i) each person known to the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) the Named Executive Officer and (iv) all executive officers and directors of the Company as a group.



                                                     Amount and Nature of
                                                    Beneficial Ownership (1)
                                                    ---------------------------
                                                     Number of     Percent of
Name and Address of Beneficial Owner                  Shares         Class
------------------------------------                -------------- ------------

5% Stockholders
Kevin R. Leech......................................  19,100,000     74.5%

Named Executive Officer and Directors
Kevin R. Leech ....................................   19,100,000     74.5%
Lee Cole ..........................................    1,000,000      3.9%


All executive officers and directors as a group
(2 persons) .......................................    20,100,000    78.4%


--------

(1) Beneficial ownership has been determined pursuant to Rule 13-d under the Exchange Act.



ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   On December 2, 1999, the Company signed an agreement to acquire Ci4net.com Inc. (the "Old Ci4net"), which was closed on December 20, 1999. The Company's chairman, Kevin Leech, had a minority position in the Company prior to its acquisition of Old Ci4net. On December 20, 1999, the Company acquired Media Ventures Group plc, in which Kevin Leech also had a controlling interest. Certain of the Company's subsidiaries have development and exclusive service contracts with TownPagesNet.com plc. TownPagesNet.com plc is a public company traded on AMEX whose largest shareholder is Kevin R. Leech. The Company purchased services totaling $8,672,000 during its fiscal year ended January 31, 2000 from TownPagesNet.com plc. As of January 31, 200, the total outstanding balance was $7,043,722 which is included in accounts payable. The amount currently due for payment was $1,209,000. The remaining balance, $5,834,722, is due on the achievement of agreed milestones.


To date, the Company has financed its operations primarily through loans, at a notional interest rate of 8%, from Gala Consultancy Limited and POL Capital Limited. Kevin Leech, our Chairman, has a controlling interest in both Gala Consultancy and POL Capital. As of January 31, 2000 an aggregate of $5,140,851, including accrued interest, was owed by the Company to these entities.

Planet Edge Limited, a subsidiary of Ci4net, supplies Web site development services to TownPagesNet.com plc. TownPagesNet.com plc purchased goods and services from Planet Edge totaling $142,205 for the period from the date of the Company's acquisition of Planet Edge(December 6, 1999) through January 31,2000. As of January 31, 2000, the outstanding balance payable was $427,533.

Employment Agreements and Severance and Change of Control Arrangements

For a description of the employment agreements between the Company and certain executive officers, please see the descriptions in Item 11 under the heading "Executive Compensation - Employment Contracts and Change-in-Control Arrangements."


SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CI4NET.COM INC.

Date:     May 31, 2000             By:  /s/ Lee Cole
                                        -----------------------------
                                        Lee Cole

                                        Vice Chairman

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


          Signature                     Name & Title


          /s/ Dale Morrision            Dale Morrison
-----------------------------------     Chief Executive Officer



          /s/ Ricky Weir                Ricky Weir
-----------------------------------     Chief Financial Officer
                                        (Principal Accounting Officer)


          /s/ Kevin Leech               Kevin Leech
-----------------------------------     Director


          /s/ Lee Cole                  Lee Cole
-----------------------------------     Director


EXHIBIT
-------
NUMBER         DESCRIPTION
-------        -----------
2.1*      Share Sale Agreement of Ci4net.com Limited dated October 1, 1999, by and between Willington Holdings Ltd (Ci4net.com Limited) and Ci4net.com Inc.

2.2*      Acquisition Agreement between Ci4net.com Inc. (Delaware) and Three W
Capital Ltd. (Marshal Islands company) dated October 1, 1999.

2.3**     Reverse Merger Agreement, dated December 2, 1999, by and between
Ci4net.com Inc. and Leisure Concepts International.

2.4*      Share Sale Agreement relating to Planet Edge Limited, Team-4 Internet
Services Limited and Net Edge Limited, dated December 6, 1999, by and among R Kumar, M R Gittins, and T D Lloyd and Ci4net.com Inc.

2.5**     Acquisition Agreement between Ci4net.com Inc. (Delaware) and MSK
Industries Inc. (Delaware), December 10, 1999.

2.6*      Agreement For The Acquisition Of The Whole Of The Issued Share
Capital Of Media Ventures Group plc, dated as of December 17, 1999, by and among Ci4net.com limited, Ci4net.com Inc. and Those People Whose Names Are Set Out In
Schedule 1.

2.7*      Investment/Shareholders Agreement, by and among Tempz.com Limited,
Christopher Leonard, Ian Thomas, and Ci4net.com Limited, dated January 10, 2000.

2.8*      Share Sale and Purchase Agreement relating to Systeam SpA, dated
February 17, 2000, by and between Systeam SpA and Ci4net.com Inc.

2.9*      Acquisition Agreement, dated March 14, 2000, relating to the acquisition of PCC Care Card Holdings BV. by and among Mr. J.D. KOEKKOEK, Mr. P.R.M. van BINSBERGEN, NeSBIC CTE Fund B.V., and CI4NET.COM Inc.

3.1*      Certificate of Incorporation of Ci4net.com Inc. and all amendments thereto.

3.2*      Amended and Restated Certificate of Incorporation of Ci4net.com Inc.
to be filed on or about June 1, 2000

3.3***    By-laws Ci4net.com Inc.

4.1*      Specimen Common Stock Certificate

4.2*      Specimen Preferred Stock Certificate

4.3*      Debenture, dated January 2000, by and between Tempz.Com Limited and
Ci4net.COM Limited.

10.1*     Service Agreement, by and between Ci4net.com Limited and Kevin Leech.

10.2*     Service Agreement by and between Ci4net.com Limited and Lee Cole.

10.3*     Service Agreement by and between Ci4net.com Limited and Roger Holdom.

10.4*     Service Agreement by and between Ci4net.com [   ] and Dale Morrison.

10.5*     Lease relating to office at 32 Haymarket London.

10.6*     Description of Lease relating to office at One Rockefeller Plaza.

10.7*     Facility Agreement, dated January 10, 2000, by and between Tempz.Com
Limited and Ci4net.COM Limited. On January 10th 2000, Ci4net.com Limited acquired 50% of Tempz.com Limited in consideration for supplying a loan facility.

10.8*     Facility Agreement, dated February 17, 2000, relating to Systeam SpA.

10.9*     Facility Agreement, dated March 14, 2000, relating to PCC Care Card
Holdings BV.

10.10**** Credit Agreement, by and between HSBC and Ci4net.com Inc.

13.1*     Ci4net.com Inc. and Subsidiaries Consolidated Financial Statements,
Supplementary Data and Independent Auditor's Report.

16.1****  Letter from Graf & Repetti to the Securities and Exchange Commission.

21*       Subsidiaries of the Registrant.

23.1*     Consent of Independent Auditors.

27*       Financial Data Schedule for fiscal year ended January 31, 2000.*

* Incorporated by reference to Ci4net's Annual Report on form 10K filed on May 18, 2000.
**        Incorporated by reference to Ci4net's Current Report on form 8K filed on December 7, 1999.
***       Incorporated by reference to Ci4net's Registration Statement on form
10SB12G filed on February 26, 1999.
****       To be filed by amendment.