Form 10-Q
period 2000-04-30
CI4NET COM INC
filed 2000-06-20
CIK 1079368

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           FORM 10-Q

  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934

         For The Quarterly Period Ended April 30, 2000

                               or

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                Commission file number 000-25453

                        CI4NET.com Inc.
(Exact name of small business issuer as specified in its charter)

Delaware                                  13-4032991
(State or other jurisdiction of      (I.R.S. Employer
incorporation or organization)       Identification No.)

             32 Haymarket London SW1YT4P United Kingdom
 (Address of principal executive offices including zip code)

      Registrants' telephone number, including area code:
                         (212) 445-6581

Securities registered under Section 12 (b) of the Exchange Act:
                              None
Securities registered under Section 12 (g) of the Exchange Act:
            Common Stock, par value $.001 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes        No

  The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 6, 2000 was $262,686,960.



                        CI4NET.com Inc.

                                                           Page
PART I   FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial
         Statements - unaudited

     Condensed Consolidated Balance Sheets at
     January 31, 2000 and April 30, 2000                     4

     Condensed Consolidated Statements of Operations
     for the three months ended April 30, 1999 and 2000      5

     Condensed Consolidated Statements of Cash Flows for
     the three months ended April 30, 1999 and 2000          6

     Notes to the Condensed Consolidated
     Financial Statements                                    7

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations       15

Item 3. Quantitative and Qualitative Disclosures About
        Market Risk                                         26


PART II     OTHER INFORMATION

Item 1.  Legal Proceedings                                  27

Item 2.  Change in Securities and Use of Proceeds           27

Item 3.  Defaults Upon Senior Securities                    27

Item 4.  Submission of Matters to a Vote of Security
         Holders                                            28

Item 5.  Other Information                                  28

Item 6.  Exhibits and Reports on Form 8-K                   28

Signatures                                                  29

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended (the "Securities Act"). For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us and our partner companies, that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed in Part I, Item 2, "Management's Discussion and Analysis".

PART I FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        CI4NET.COM INC.
              CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)
                                      January 31, 2000   April 30,2000
                                     -----------------  --------------
 ASSETS

 Current assets
   Cash and cash equivalents            $  254,486        $28,812,562
   Accounts receivable                     724,751         12,270,540
   Inventories                             153,159            138,093
   Other current assets                  1,890,590         10,311,794
                                     -----------------  --------------
  Total current assets                  $3,022,986        $51,532,989

 Property, equipment and fixtures

   Land and buildings                       65,334            274,532
   Motor vehicles                          135,311            402,564
   Computer equipment                    3,119,508          6,817,115
   Furniture and fixtures                1,105,473            359,324
   Office equipment                         78,578            201,037
                                     -----------------  --------------

                                        $4,504,204         $8,054,572

 Less accumulated depreciation           1,239,196          1,089,320
                                     -----------------  --------------

                                        $3,265,008         $6,965,252

 Investments in affiliated
     in companies                               -           6,318,929

 Intangible assets                      90,683,062        130,337,928
 Other assets                                   -           1,349,568
                                     -----------------  --------------
                                       $96,971,056       $196,504,666



LIABILITIES AND STOCKHOLDERS' EQUITY


 Current liabilities

   Deferred Income                     $        -          $2,984,726
   Accounts payable                     12,984,737         17,117,999
   Accrued expenses and
      other liabilities                  2,359,808         12,280,374
   Short-term bank borrowings           10,122,612         12,200,838
   Secured party loan                    5,140,851          5,073,098
   Accrued interest                         98,111            181,331
                                     -----------------  --------------
 Total current liabilities             $30,706,119        $49,838,366


   Long-term debt                          879,929          3,005,681
   Minority interests                     (216,737)          (715,246)
      Commitments


 Stockholders' equity

   Preferred stock: $0.001 par value;
    20,000,000 shares authorized none
    issued and outstanding at January
    31, 2000, and 6,660,148 issued and
    outstanding April 30, 2000.                 -               6,660

   Common stock: $0.001 par value;
    100,000,000 shares authorized,
    25,485,513 issued and outstanding
    at January 31, 2000, and 27,603,808
    issued and outstanding at
    April 30, 2000.                         25,485             27,604

   Additional paid in capital          104,186,653        208,695,169

   Deferred compensation                (8,669,589)        (7,466,301)
   Accumulated other
        comprehensive income               (10,314)          (485,641)

   Accumulated deficit                 (29,930,490)       (56,401,626)
                                     -----------------  --------------

  Total stockholders' equity           $65,601,745       $144,375,865


                                       $96,971,056       $196,504,666
                                     =================  ==============

                            CI4NET.COM INC.
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (UNAUDITED)

                                                 Three Months Ended
                                                      April 30,
                                                1999           2000
                                            -------------------------
Total revenues                                $2,742,994   $5,210,297

Cost of revenues                               1,906,247    3,495,051
                                            -------------------------
Gross profit (loss)                              836,747    1,715,246

Operating expenses
     Sales and marketing                          52,336    1,683,935
     Research and development                         -     3,304,096
     General and administration                  655,256    8,956,546
     Amortization                                     -    13,306,291
     Depreciation                                  4,050      640,395
                                             -------------------------

     Total operating expenses                   $711,642  $27,891,263

                                             -------------------------

Operating profit (loss)                         $125,105 $(26,176,017)

Equity in losses of affiliated companies              -       (72,417)

Interest income                                       -       230,073

Interest expense                                (112,801)    (331,411)
                                             -------------------------

Income (loss) before income taxes                 12,304  (26,349,772)


Income tax expense                                    -      (121,364)
                                             -------------------------

Net income (loss)                                $12,304 $(26,471,136)
                                             =========================

Basic and diluted net income (loss) per share    $  0.02       $(1.00)

Shares used in computing basic
   and diluted net income (loss) per share       733,333   26,597,530

                          See accompanying notes

                              CI4NET.COM INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                                 Three Months Ended
                                                      April 30,
                                                1999           2000
                                            ---------------------------
Cash flows from operating activities

 Net income (loss)                           $   12,304   $(26,471,136)

 Adjustments to reconcile net loss
   to net cash provided by/(used in)
   operating activities:
     Depreciation and amortization                4,050     13,946,686
     Deferred compensation                                   1,203,288
     Equity in losses of affiliated companies        -          72,417
 Changes in operating assets and liabilities:
     Accounts receivable                         56,247    (11,545,789)
     Inventories                                 63,810         15,066
     Other current assets                        61,907     (5,398,204)
     Other non-current assets                        -      (1,349,568)
     Deferred income                                 -       2,984,726
     Accounts payable                           706,524      1,880,620
     Accrued expenses and other liabilities    (461,413)     9,920,566
     Accrued interest                                -          83,220

  Net cash provided by/(used in)
     operating activities                       443,401    (14,658,108)

Cash flows from investing activities

 Purchases of equipment and fixtures             63,552     (4,340,639)
 Purchase of trade marks                         55,586             -
 Investment in affiliated companies                  -      (4,895,464)
 Acquisition of subsidiary                           -      (8,617,735)
 Acquisition of certain assets from subsidiaries            (5,492,927)


 Net cash provided by/(used in)
     investing activities                       119,138    (23,346,765)



Cash flows from financing activities

 Payment on related party loan                       -         (67,753)
 Proceeds of long term debt                          -       2,125,752
 Proceeds from issuance of preferred shares          -      63,444,396
 Proceeds from bank borrowings                 (897,225)     2,078,226

 Net cash provided by/(used in)
     financing activities                      (897,225)    67,580,621

 Effect of exchange rates on cash                    -      (1,017,672)

 Net increase/(decrease) in cash
     and cash equivalents                      (334,686)    28,558,076

 Cash and cash equivalents at the
     beginning of the period                    403,360        254,486

 Cash and cash equivalents at the
     end of the period                        $  68,674    $28,812,562

Supplemental disclosure of cash flow information

 Interest paid                                 $112,801       $215,530


                        See accompanying notes

                          CI4NET.COM INC.
    NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business

     CI4NET.com Inc ("ci4net"or the "Company") is an economic network, or Econet, with equity interests, as of April 30, 2000, in 39 Internet-related companies ("Partner Companies"). The Company has a 50% or greater interest in 34 of these companies and holds minority interests in the remainder. The Partner Companies include eight Internet infrastructure companies, eighteen business to business ("B2B") e-commerce companies, twelve business to consumer ("B2C") e-commerce companies and one incubator company. Thirty two of our Partner Companies service the United Kingdom market. The geographical focuses of the remaining Partner Companies include Italy, the Netherlands, Europe as a whole, Australia and the United States. The Company actively promotes collaboration among its majority and minority-owned Partner Companies.

Basis of presentation

     The accompanying unaudited condensed consolidated financial statements apply to the Company and its subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation.

     The unaudited condensed consolidated financial statements have been prepared by the Company and reflect all adjustments, which consist only of normal recurring adjustments, which are in the opinion of management, necessary for a fair presentation of the interim periods presented. The results of operations for the three months ended April 30, 2000 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending January 31, 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). The balance sheet at January 31, 2000 has been derived from the audited financial statements on that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

    These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the Company's audited consolidated financial statements and notes as included in the Company's Annual Report on Form 10-K for the year ended January 31, 2000.

Principles of Consolidation

     Majority-owned ventures where ci4net has the ability to exercise significant influence and directly or indirectly owns more than 50% of the outstanding voting securities are accounted for under the consolidation methods of accounting. Those ventures where the Company exercises significant influence, or owns 20-50% of the outstanding voting securities, are accounted for by the equity method. If the Company has little ability to exercise significant influence over a venture and has ownership of less than 20% of the outstanding voting securities, the venture is accounted for by the cost method. Results of subsidiaries acquired and accounted for by the consolidation method have been included in the operations from the relevant date of acquisition.

Use of estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue recognition

     In December 1999, the staff of the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition", which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB No.101 outlines the basic criteria that must be met in order to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The requirements of SAB No. 101 have been adopted during the preparation of these financial statements.

     The Company's contract revenues are derived principally from the provision of Web site design services and hosting arrangements. Revenues from the Web site design services are recognized on the completion of each contract. Revenues from the provision of hosting facilities are recognized ratably over the term of the contract.
                               8

     The Company's publishing revenues are derived from the sale of publications and titles. Revenues from this source are recognized at the point of sale and are stated net of returns.

Per share amounts

     Net loss per share is computed using the weighted average number of common shares outstanding. Since the Company has a net loss for the three months ended April 30, 2000, net loss per share on a diluted basis is equivalent to basic net loss per share because the effect of converting outstanding stock options, warrants, common stock subject to repurchase, convertible debt, preferred stock and other common stock equivalents would be anti-dilutive. There were no events that diluted the weighted average shares outstanding for the three months April 30, 1999.

      The computation of basic and diluted net loss per share is as follows :
                                          Three Months Ended
                                              April 30,
                                         1999           2000

Net profit (loss)                      $12,304     $(26,471,135)

Weighted average shares outstanding    733,333       26,597,530

Effect of diluted securities -
  employee stock option                     -                 -

Shares used to compute basic and
  diluted net income(loss) per share   733,333       26,597,530


Basic and diluted net income(loss)
  per share                           $   0.02          $ (1.00)



2.   BUSINESS COMBINATIONS AND ACQUISITIONS

     On February 23, 2000, Trrravel.com Ltd. ("trrravel.com") , an indirect majority-owned subsidiary of Ci4net, acquired a 100% equity stake in Independent Aviation Group Limited. The consideration for the acquisition consisted of an option for the purchase of shares of trrravel.com in the event that Trrravel.com completes a public offering. The acquisition has been accounted for under the purchase method of accounting.

     On March 1, 2000, Ci4net acquired Systeam SpA, one of Italy's leading e-systems integrators. The purchase price consisted of $8.4 million in cash and 630,844 shares of the Company's common stock. The Company has also provided a loan facility to Systeam S.p.A. of up to $1,000,000 which will be required to be repaid upon the occurrence of a liquidity event. The acquisition has been accounted for under the purchase method of accounting.

     On March 7, 2000, ci4net acquired a 66% equity stake in I Consultants Limited, a UK company, which has a wholly owned subsidiary 4thWave Technologies Ltd., a provider of local ISP services and an ASP (an "Internet Application Service Provider") developer of Internet-based clinical trial systems designed to accelerate completion of clinical testing of new drugs, in consideration for supplying a loan facility of up to $2,400,000, which will be repaid upon a liquidity event taking place. The acquisition has been accounted for under the purchase method of accounting.

     On March 22, 2000, Ci4net acquired a 51% equity stake in Mostra Ltd., a privately held London-based consulting firm that offers expertise in online and offline customer acquisition and retention strategies. The purchase price consisted of 86,244 shares the Company's common stock. The Company has also made available a loan facility to company of up to $400,000, which will be required to be repaid in full upon the occurrence of a liquidity event. The acquisition has been accounted for under the purchase method of accounting.

     On March 22, 2000, Ci4net acquired a 50% equity stake in Chorus Group Inc. The consideration for the acquisition consisted of the provision by the Company to Chorus Group Inc. of a loan facility of up to $5,500,000, which will be required to be repaid upon the occurrence of a liquidity event. Chorus, a privately held, London-based firm, has established itself as one of Europe's leading international business development specialists and has expertise in assisting high-growth United States-based technology companies set-up European business operations. The investment has been accounted for under the equity method of accounting.

     On March 22, 2000, Ci4net acquired a 25% equity interest in Enteraction TV Ltd., a privately held, United Kingdom-based developer of broadband and interactive TV applications for $800,000. The investment has been accounted for under the equity method of accounting.

     On March 24, 2000, Ci4net acquired 50% of Business Villages Ltd, which is developing a series of community sites targeted at professional communities. The purchase price consisted of 20,000 shares of the Company's common stock. The Company is also providing a loan facility to BusinessVillages Ltd of up to $4,800,000, which will be required to be repaid in full upon the occurrence of a liquidity event. The investment has been accounted for under the equity method of accounting.

     On March 24, 2000, Ci4net acquired 70% of ICM Resources Limited, which operates Eazyprint.com, Europe's first online print shop. The consideration for the acquisition was the provision by Company to ICM Resources Limited of a loan facility of up to $2,208,000, which will be required to be repaid in full upon the occurrence of a liquidity event. The acquisition has been accounted for under the purchase method of accounting.

     On March 24, 2000, Ci4net acquired approximately 2% of the equity interests in Perform.com, LLC., an I-ASP, for $500,000. Perform.com has developed a suite of Internet-based tools to facilitate the effective management of people, projects, goals, communications, training and development. The investment is carried at cost.

     On March 27, 2000, Ci4net acquired a 100% equity interest in Personal Care Card BV, a provider of on-line consumer shopping incentives and promotional discount cards based in the Netherlands. The purchase price consisted of 2,000,000 shares of common Stock of the Company. The Company has also made available a loan facility to company of up to $2 million, will be required to be repaid in full upon the occurrence of a liquidity event. The acquisition has been accounted for under the purchase method of accounting.

     On April 1, 2000, Ci4net acquired approximately 5% of Kismet International BV, a leading developer of online gaming systems, for $1 million. The investment has been accounted for under the equity method of accounting. The investment is carried at cost.

     On April 4, 2000, Easy2ship, a majority owned subsidiary of Ci4net, acquired E-Bidding.com Inc., a privately held, United States-based freight and e-commerce company of which included an end-to-end transaction engine for connecting carriers and shippers. The purchase price consisted of 7,576 shares of the Company's common stock. The acquisition has been accounted for under the purchase method of accounting.

Pro Forma Effect of Acquisitions

                              Three Months Ended April 30
                                   1999           2000

Revenues . . . . . . . . . . . .$5,169,039. . .$7,999,655
Net loss . . . . . . . . . . . .$ (750,586) .$(26,947,264)
Net loss per share . . . . . . .$    (1.02) . . . .$(1.00)


3. SEGMENTAL INFORMATION

     The Company's businesses are organized, managed and internally reported as separate business units which are reportable under SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information".

     The Company has four principal segments: (1) B2B operations,
(2) B2C operations, (3) Internet infrastructure operations, and
(4) holding company operations.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We evaluate performance and allocate resources based on segmental operating income (loss).

3. SEGMENTAL INFORMATION
                                  Three Months Ended April 30,
                                    1999             2000
                                         In thousands
Net Revenues
  B2C                              $  2,743        $  2,036
  B2B                                    -              446
  Internet infrastructure                -            2,727

  Holding company                        -               -

        Total                      $  2,743        $  5,210

Operating income (loss)
  B2C                              $     12        $ (2,030)
  B2B                                    -           (2,445)
  ITF                                    -           (4,967)
  Holding company                        -          (17,029)

         Total                     $     12        $(26,471)

4. STOCKHOLDERS EQUITY

     On February 11, 2000, the Company amended its certificate of incorporation to provide for blank check preferred stock.
On February 18, 2000, the Company completed the final closing of a strategic private placement of its Series A preferred stock, par value $0.001 per share, at a price of $10.00 per share of preferred stock, resulting in net proceeds to the Company of approximately $62,800,000. Each share of preferred stock is initially convertible into two shares of common stock. The conversion rate is subject to adjustment in certain circumstances. The price at which the Series A preferred stock was sold was determined in December 1999 before the Company, then named Leisure Concepts International Inc., acquired a Delaware corporation then named CI4NET.com Inc. in a change of control transaction. The Series A preferred stock was sold only to a limited number of accredited investors in a transaction pursuant to an exemption from the registration requirements of the Securities Act under 4(2) thereof, including Rule 506 of Regulation D promulgated thereunder.


5. SUBSEQUENT EVENTS

     Subsequent to April 30, 2000 the Company consummated the following acquisitions:

     On May 1, 2000, Ci4net acquired a 51% equity stake in Citee BV for 620,000 shares of the Company's common stock. Citee is a systems integrator in The Netherlands employing 275 technically trained specialists. Pursuant to the terms of the acquisition, Ci4net will name a director to Citee's supervisory board. The Company has also supplied a loan facility to Citee of up to $1,847,075, which will be required to be paid in full upon the occurrence of a liquidity event. The acquisition will be accounted for under the purchase method of accounting.

     On May 3, 2000, ci4net acquired a 51% equity stake in Aircharterexchange.com Limited, a portal for air brokerage on the Internet. The acquisition will be accounted for under the purchase method of accounting.

     On May 19, 2000, ci4net acquired a 51% equity stake in Splash Communications Limited for 127,471 common stock of ci4net at $30.00 per share. The acquisition will be accounted for under the purchase method of accounting.

     On May 24, 2000, ci4net signed an agreement with Aminex PLC to form a joint venture pursuant to which each of ci4net and Aminex PLC hold a 50% equity stake in Oilsupplyexchange.com Limited. The investment will be accounted for under the equity method of accounting.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     The discussion in this report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below in "Factors that May Affect Future Results".

Overview

     Ci4net, ("ci4net"or the "Company") is an economic network, or Econet, with equity interests, as of April 30, 2000, in 39 Internet-related companies, ("Partner Companies"). Ci4net has a 50%-or-greater interest in 34 of these companies and holds minority interests in the remainder. Our Partner Companies include eight Internet infrastructure companies, eighteen B2B e-commerce companies, twelve B2C e-commerce companies and one incubator company. Thirty-two of our Partner Companies service the United Kingdom market. The geographic focuses of our remaining Partner Companies include Italy, the Netherlands, Europe as a whole, Australia and the United States. The company actively promotes collaboration among its majority-owned and minority-owned Partner Companies.

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

     The Company's financial results for the three months ended April 30, 2000 include the results of operations of the following majority-owned companies and their related subsidiaries for the full quarter: Three W Capital Ltd, Ci4net Limited, Planet Edge, MSK Industries, Inc., I-Global.com Inc., Media Ventures, Systeam SpA and Personal Care Card B.V.

     The Company's comparative financial results for the three months ended April 30, 1999 consist solely of the results of operations of Media Ventures.

Acquisitions

     During the three months ended April 30, 2000 the Company acquired majority interests in seven companies, 50% interests in two companies and minority interests in three companies. The following are brief summaries of the terms of such acquisitions:

     On February 23, 2000, Trrravel.com Ltd. ("trrravel.com") , an indirect majority-owned subsidiary of Ci4net, acquired a 100% equity stake in Independent Aviation Limited. The consideration for the acquisition consisted of an option for the purchase of shares of trrravel.com in the event that Trrravel.com completes a public offering.

     On March 1, 2000, Ci4net acquired Systeam SpA, one of Italy's leading e-systems integrators. The purchase price consisted of $8.4 million in cash and 630,844 shares of the Company's common stock. The Company has also provided a loan facility to Systeam S.p.A. of up to $1,000,000 which will be required to be repaid upon the occurrence of a liquidity event.

     On March 7, 2000, ci4net acquired a 66% equity stake in I Consultants Limited, a UK company, which has a wholly owned subsidiary 4thWave Technologies Ltd., a provider of local ISP services and an I-ASP developer of Internet-based clinical trial systems designed to accelerate completion of clinical testing of new drugs, in consideration for supplying a loan facility of up to $2,400,000, which will be repaid upon a liquidity event taking place. The acquisition has been accounted for under the purchase method of accounting.

     On March 22, 2000, Ci4net acquired a 51% equity stake in Mostra Ltd., a privately held London-based consulting firm that offers expertise in online and offline customer acquisition and retention strategies. The purchase price consisted of 86,244 shares the Company's common stock. The Company has also made available a loan facility to company of up to $400,000, which will be required to be repaid in full upon the occurrence of a liquidity event.

     On March 22, 2000, Ci4net acquired a 50% equity stake in Chorus Group Inc. The consideration for the acquisition consisted of the provision by the Company to Chorus Group Inc. of a loan facility of up to $5,500,000, which will be required to be repaid upon the occurrence of a liquidity event. Chorus, a privately held, London-based firm, has established itself as one of Europe's leading international business development specialists and has expertise in assisting high-growth United States-based technology companies set-up European business operations.

     On March 22, 2000, Ci4net acquired a 25% equity interest in
Enteraction TV Ltd., a privately held, United Kingdom-based developer of broadband and interactive TV applications for $800,000.

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

     On March 24, 2000, Ci4net acquired approximately 2% of the equity interests in Perform.com, LLC., an I-ASP, for $500,000. Perform.com has developed a suite of Internet-based tools to facilitate the effective management of people, projects, goals, communications, training and development.

     On March 27, 2000, Ci4net acquired a 100% equity interest in Personal Care Card BV, a provider of on-line consumer shopping incentives and promotional discount cards based in The Netherlands. The purchase price consisted of 2,000,000 shares of common Stock of the company. The Company has also made available a loan facility to company of up to $2 million, will be required to be repaid in full upon the occurrence of a liquidity event.

     On April 1, 2000, Ci4net acquired approximately 5% of Kismet
International BV, a leading developer of online gaming systems, for $1 million.

     On April 4, 2000, Easy2ship, a majority owned subsidiary of Ci4net, acquired E-Bidding.com Inc., a privately held, United States-based freight and e-commerce company of which included an end-to-end transaction engine for connecting carriers and shippers. The purchase price consisted of 7,576 shares of the Company's common stock.


Private Placement

     On February 18, 2000, the Company closed a private equity placement which raised approximately $66 million in gross proceeds and generated net cash proceeds of approximately $63 million.

Subsequent Acquisitions

     Acquisitions completed subsequent to April 30, 2000 were as follows:

     On May 1, 2000, Ci4net acquired a 51% equity stake in Citee BV for 620,000 shares of the Company's common stock. Citee is a systems integrator in The Netherlands employing 275 technically trained specialists. Pursuant to the terms of the acquisition, Ci4net will name a director to Citee's supervisory board. The Company has also supplied a loan facility to Citee of up to $1,847,075, which will be required to be paid in full upon the occurrence of a liquidity event. The acquisition will be accounted for under the purchase method of accounting.

     On May 3, 2000, ci4net acquired a 51% equity stake in Aircharterexchange.com Limited, a portal for air brokerage on the Internet. The acquisition will be accounted for under the purchase method of accounting.

     On May 19, 2000, ci4net acquired a 51% equity stake in Splash Communications Limited for 127,471 common stock of ci4net at $30.00 per share. The acquisition will be accounted for under the purchase method of accounting.

     On May 24, 2000, ci4net signed an agreement with Aminex PLC to form a joint venture pursuant to which each of ci4net and Aminex PLC hold a 50% equity stake in Oilsupplyexchange.com
Limited.

     The investment will be accounted for under the equity method of accounting.


Effect of Various Accounting Methods on Our Results of Operations

     The Company's ownership interests in its Partner Companies are accounted for under one of three methods: the consolidation (or "purchase") method, the equity method and the cost method. The applicable accounting method is generally determined based on the Company's voting interest in the Partner Company.

     Consolidation Method: Partner Companies in which the Company directly or indirectly own more than 50% of the outstanding voting securities are generally accounted for under the consolidation method of accounting. Under this method, a partner company's results of operations are reflected within the Company's Consolidated Statements of Operations from the date of acquisition.

     During the three months ended April 30, 2000 acquisitions made by Ci4net and accounted for using the consolidation method of accounting were as follows: Independent Aviation Group Limited (100%), Systeam SpA (79%), I Consultants Limited (66%), Mostra Limited (51%), ICM Resources (70%), and E Bidding.com Inc (100%)

     Equity Method: Partner Companies whose results the Company does not consolidate, but over whom the Company exercises significant influence, will generally be accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to a Partner Company depends on an evaluation of several factors including, among others, representation on the Partner Company's board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the Partner Company, including voting rights associated with the Company's holding of common stock, preferred stock and other equity derivatives of the Partner Company. Under the equity method of accounting, a Partner Company's results of operations are not reflected within the Company's Consolidated Statements of Operations; however, the Company's share of the earnings or losses of a Partner Company, accounted for under the equity method, would be reflected separately in the Company's Consolidated Statements of Operations.

     During the three months ended April 30, 2000 acquisitions
made by Ci4net and accounted for using the equity method of
accounting were as follows: Chorus Group Inc. (50%),
Businessvillages.com Limited (50%), and Enteraction TV Limited
(25%)

     Cost Method: Companies in which the Company has minority investments that are not accounted for under either the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, the Company's share of the earnings or losses of these companies is not included in ci4net's Consolidated Statements of Operations.

     During the three months ended April 30, 2000 acquisitions made by Ci4net and accounted for using the cost method of accounting were as follows: Perform.com (2%) and Kismet
International NV (5%).

     All of the Partner Companies' financial statements have been prepared in accordance with United States generally accepted accounting principles and applicable SEC rules and regulations.

  Results of Operations for the three months ended April 30, 2000 compared with the three months ended April 30, 1999.

Revenues

     Revenues, consisting of publishing revenues, contract revenues and other revenues, were $5,210,296 for the three months ended April 30, 2000 compared to $2,742,994 for the three months ended April 30, 1999.

     Publishing revenues, consisting of revenues from the sale of publications and titles by Media Ventures, were $1,332,470 for the three months ended April 30, 2000 compared to $2,742,994 publishing revenues for the three months ended April 30, 1999. The decrease in publishing revenues was due principally to the inclusion of a high level sales of magazine titles during the three months ended April 30, 1999.

     Contract revenues consist of revenues for Web site design services and hosting arrangements. Revenues from Web site design services are recognized upon the completion of each contract. Revenues for hosting facilities are recognized rateably over the term of the contract. Contract revenues were $2,776,671 for the three months ended April 30, 2000 and were primarily attributable to the operations of Planet Edge for the full quarter and Systeam SpA form the period February 17 through April 30, 2000. There were no contract revenues earned during the three months ended April 30, 1999.

     Other revenues consist of revenues generated from ICM and trrravel.com, which were not Partner Companies during the three months ended April 30, 1999. Other revenues were $1,101,155 for the three months ended April 30, 2000; there were no other revenues for the three months ended April 30, 1999.


Cost of Revenues

     Publishing costs were $1,735,376 for the three months ended April 30, 2000 compared to $1,906,247 for the three months ended April 30, 1999. Media Ventures acquires magazine titles that have suffered from reduced circulation and advertising revenues. It is expected that costs will exceed revenue while Media Ventures is rebuilding the circulation and advertising revenue.

     Cost of contract revenues were $957,104 for the three months ended April 30, 2000. Cost of contract revenues has been incurred by Partner Companies that have contract revenue for the three months ended April 30, 2000. There was no cost of contract revenues for the three months ended April 30, 1999.

     Cost of other revenues was $802,571 for the three months ended April 30, 2000; there was no cost of other revenue for the three months ended April 30, 1999. Cost of other revenues was incurred by ICM and trrravel.com, which were not Partner
Companies during the three months ended April 30, 1999.

Operating Expenses

     Sales and marketing expenses were $1,683,935 for the three months ended April 30, 2000 compared to $52,336 for the three months ended April 30, 1999. The substantial increase in sales and marketing expenses resulted from expenses related to a marketing campaign intended to assist in establishing Partner Company market share and brand recognition within Europe.

     Research and development costs were $3,304,096 for the three months ended April 30, 2000. Such costs were primarily incurred by Planet Edge's Australian operating subsidiary ("Planet Edge Australia") and comprise of infrastructure design and related software. There were no research and development costs for the three months ended April 30, 1999.

     General and administrative expenses were $8,956,546 for the three months ended April 30, 2000 compared to $655,256 for the three months ended April 30, 1999. The increase was attributable primarily to new acquisitions whose costs were $5,658,249, deferred compensation, which was $1,203,000, and general costs of $2,095,297, which included professional services.

     Depreciation expense was $640,395 for the three months ended April 30, 2000 compared to $4,050 for the three months ended April 30, 1999. The increase in depreciation expense was attributable to an increase in capital expenditures, primarily in Planet Edge Australia relating to the development of its ISP service, during the three months ended April 30,1999.

     Amortization expense was $13,306,291 for the three months ended April 30, 2000; there was no amortization expense for the three months ended April 30, 1999. The amortization expense for the three months ended April 30, 2000 consisted of amortization of goodwill related to the acquisition of interests in Partner Companies. Goodwill related to acquisitions is amortized in equal instalments over three years.

     Interest income was $230,073 for the three months ended April 30, 2000; there was no interest income for the three months ended April 30, 1999. The interest income primarily consists of interest received on monies held by ci4net.com

     Interest expense was $331,411 for the three months ended April 30, 2000 compared to $112,801 for the three months ended April 30, 1999. Interest accrued on primarily a related party loan to Media Ventures plc from Gala Consultancy Limited and POL Capital Limited, in which Kevin R. Leech, our Chairman, has a controlling interest, and bank borrowing by Media Ventures plc.

Net loss

     Net loss was $26,471,136 for the three months ended April 30, 2000 compared to net income of $12,304 for the three months ended April 30, 1999. The net loss was due to an increase in amortization expense by $13,306,291, an increase in general and administrative expense by $8,301,290, and an increase in sales and marketing expense by $1,631,599 offset by an increase in gross profit of $878,498.

Liquidity and Capital Resources

     The Company's principal source of funds during the three months ended April 30, 2000 was from the closing of a private equity placement pursuant to which approximately $62.8 million in net proceeds were received by the Company. Existing Partner Companies are, and any Partner Companies acquired in the future will likely be, in early stages of development and therefore are expected to require Company financing to fund their operations. Such financing requirements, even without additional acquisitions are expected to be substantial and there can be no assurance that the currently projected requirements will remain the same. To meet such requirements during the next 12 months, the Company believes that it will be able to obtain additional funds through private or public sales of equity securities or through the incurrence of additional indebtedness pursuant to bank credit or other loan facilities. If during such period, or thereafter, such funding is not available, the Company believes that existing working capital together with the disposition of securities of the Company's holding in Partner Companies, which could be sold or posted as collateral for additional loans, will be sufficient to fund the Company's operations during the next 12 months, although there can be no assurance that such dispositions can be completed on acceptable terms or at all. Moreover, the Company expects to continue to evaluate acquisition opportunities and expects to complete additional acquisitions and investments during the next 12 months, which will require the Company to raise additional funds. If additional funds are raised through the issuance of equity securities, our existing security holders may experience substantial dilution. The Company may seek to obtain bank financing or other sources of credit for purposes of funding future operations, although there can be no assurance that such funds will be available on acceptable terms.

     Net cash used by operating activities was approximately
$14.7 million during the three months ended April 30, 2000.

     Net cash used in investing activities was approximately
$23.3 million during the three months ended April 30, 2000. These amounts were used primarily used to fund new acquisitions amounting to $19.0 million and $4.3 million to fund the purchases of fixed assets.

     Net cash from financing activities was approximately $62.8 million and consisted of the net proceeds form the sale of approximately 6.6 million shares of the Company's Series A Preferred Stock in a transaction exempt from registration pursuant to Regulation D under the Securities Act.


Reportable Business Segments

     The Company's reportable segments determined in accordance with Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" are B2B operations, B2C operations, Internet infrastructure operations and holding company operations. B2B, B2C and Internet infrastructure operations include the effect of consolidating from their dates of acquisition and recording our share of earnings or losses of Partner Companies accounted for under the consolidation method of accounting. Because the aggregation of our Partner Companies and the initiation of coordinated operations among a large number of previously unrelated entities occurred only recently, we do not believe that a detailed discussion of business segment results is pertinent to an understanding of our current business.

     The Company's Internet infrastructure Partner Companies derive revenues principally from programming, consulting and maintenance. The Company's Internet infrastructure Partner Companies also derive revenue from hosting, data management services, provision of Internet data centre sites, network services, managed services (such as professional services), sales of equipment, licensing of software and the provision of a variety of other products and services. Revenues, other than revenues attributable to installation fees, equipment sales to customers and certain professional services, are generally billed and recognized rateably over the term of the applicable contract, which is generally one year. Installation fees are typically recognized at the time the installation occurs. Equipment revenues are typically recognized when the equipment is delivered to the customer or placed into service at an Internet data centre. We sell third-party equipment to our customers as an accommodation to facilitate their purchase of services.

     The Company's B2B Partner Companies derive revenues from multiple sources, including commissions, advertising, consulting, and e-commerce activities. Our B2B Partner Companies typically earn a commission when each transaction is completed on their Web sites. Revenues are also derived from various advertising packages and marketing solutions provided by these Partner

Companies. Revenues are also derived from consulting services. E-commerce revenues are derived from online sales and from revenue sharing arrangements with third party operators. In such sharing arrangements, the Partner Company and a third party operator jointly create a Web site or avail themselves of one another's Web site development resources and share the resulting revenues.

     The Company's B2C Partner Companies derive revenues from multiple sources, including advertising, sponsorships, publishing and e-commerce transactions. E-commerce and advertising revenues are expected to grow in importance as the Company's B2C Partner Companies continue to leverage their growing user bases.

     Holding company operations represent the expense of providing strategic and operational support to our Partner Companies and related administrative costs. Holding company operations also include the effect of transactions and other events incidental to our ownership interests in our Partner Companies and our general operations.


Recent Accounting Pronouncements

     In December 1999, the staff of the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition", which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB No.101 outlines the basic criteria that must be met in order to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The requirements of SAB No. 101 have been adopted during the preparation of these financial statements.

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

     The Company has adopted the policies of EITF Issue 99-17and there are no material effects on the financial statements.

     The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards 133, which has not yet been adopted by the Company. SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" is effective for fiscal years beginning after June 15, 2000. This standard requires all derivatives to be recognized as either assets or liabilities on the balance sheet at their fair values. It also prescribes the accounting to be followed for the changes in the fair values of derivatives depending upon their intended use and resulting designation. It supersedes or amends the existing standards, which deal with hedge accounting and derivatives. The Company does not expect the effect of adopting this standard will have a material impact on the amounts reported in its financial statements.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK

     The Company does not currently hold any public securities and therefore is not exposed to equity price risks on the marketable of its equity securities. However, it is possible that some of the Company's subsidiaries may go public in the near future. At such time, the Company would be exposed to equity risks on the marketable portion of those equity securities.

     The carrying values of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and notes payable, approximate fair value because of the short maturity of these instruments. The carrying value of long-term debt approximates its fair value, as estimated by using discounted future cash flows based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.
                              26


     As the Company expands globally, the risk of foreign currency exchange rate fluctuation may dramatically increase.
Therefore, in the future, the Company may consider utilizing derivative instruments to mitigate such risks.


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 2.  CHANGE IN SECURITIES.

     On March 1, 2000, Ci4net issued 630,844 shares of the
Company's common stock in a private placement to certain shareholders of Systeam in exchange for 79% of Systeam's common stock.

     On March 22, 2000, Ci4net issued 86,244 shares of the
Company's common stock in a private placement to certain shareholders of Mostra in exchange for a 51% equity stake in Mostra.

     On March 24, 2000, Ci4net issued 20,000 shares of the
Company's common stock in a private placement to certain shareholders of Business Villages Ltd in exchange for a 50% equity stake in Business Villages.com Ltd.

     On March 27, 2000, Ci4net issued 2,000,000 shares of the
Company's common stock in a private placement to certain shareholders of Personal Care Card BV in exchange for a 100% of the equity of Personal Care Card BV.

     On April 4, 2000, Ci4net issued 7,576 shares of the
Company's common stock in a private placement to certain shareholders of Easy2ship in exchange for an indirect 61% equity stake in Easy2ship.

     The sale and issuance of securities in the transactions described above were exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering, where the purchasers were sophisticated investors who represented their intention to acquire securities for investment only and not with a view to distribution and received or had access to adequate information about ci4net.

                                 27


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     A majority of the Company's common shareholders by written consent approved a Restated Certificate of Incorporation on June 1, 2000. The Company's Board of Directors had unanimously recommended, approved and adopted the Restated Certificate of Incorporation, pursuant to a resolution adopted on April 3, 2000. Pursuant to Rule 14c-2 of the Securities Exchange Act of 1934, as amended, the Company, in connection with the taking of this corporate action, transmitted a written information statement on May 4, 2000 to every security holder of the class that was entitled to vote or give an authorization or consent. Proxy authorizations or consents were not solicited.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

27.1   Financial Data Schedule

(b) Reports on Form 8-K:

Form 8-K filed with the SEC on March 1, 2000.
Form 8-K filed with the SEC on March 8, 2000.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             CI4NET.COM INC.
                                               (Registrant)


Date:  June 19, 2000


                                             Lee Cole
                                             Executive Vice
                                             President


Date:  June 19, 2000


                                             David Vincent
                                             (Principal Financial
                                             and
                                             Accounting Officer)