Form 10-K/A
period 1999-04-30
CI4NET COM INC
filed 2000-06-23
CIK 1079368

=================================================================

                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                       ------------------
                           FORM 10-K/A

                         AMENDMENT NO. 2


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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]


=================================================================



                        EXPLANATORY NOTE

        The purpose of this amendment (the "Amendment") is to file an exhibit omitted from the Registrant's Form 10-K filed on May 18, 2000 and Form 10-K/A filed on June 8, 2000 ("Form 10-K") in reliance on instructions included in Form 10-K permitting the Registrant to file such exhibits by subsequent amendment.


                          SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       CI4NET.COM INC.

Date:   June 23, 2000              By:  /s/ Lee Cole
                                   -----------------------------
                                   Lee Cole

                                   Vice Chairman


     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Signature                     Name & Title
     /s/ Dale Morrision            Dale Morrison
-----------------------------------Chief Executive Officer



     /s/ David Vincent             David Vincent
-----------------------------------Chief Financial Officer
                                   (Principal Accounting Officer)


     /s/ Kevin Leech               Kevin Leech
-----------------------------------Director


     /s/ Lee Cole                  Lee Cole
-----------------------------------Director



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

16.1***** Letter from Graf & Repetti to the Securities and
          Exchange Commission.

21*       Subsidiaries of the Registrant.

23.1*     Consent of Independent Auditors.

27*       Financial Data Schedule for fiscal year ended January
          31, 2000.*

  * Incorporated by reference to Ci4net's Annual Report on form 10K filed on May 18, 2000.

  ** Incorporated by reference to Ci4net's Current Report on form 8K filed on December 7, 1999.

  ***     Incorporated by reference to Ci4net's Registration
          Statement on form 10SB12G filed on February 26, 1999.

  ****    To be filed by amendment.

  *****   Filed herewith.

Exhibit 16.1     Letter from Graf & Repetti to the Securities and
                 Exchange Commission.



                                                   June 8, 2000

            U.S. Securities and Exchange Commission
                     450 Fifth Street, N.W.
                     Washington, D.C. 20549


Re: Ci4net.com Inc. (f/k/a Leisure Concepts International, Inc.)

Dear Sir or Madam:

We are the former accountants for the above referenced Company.

We are advised that the Company has retained another independent accountant to conduct an audit of the Company's financial statements. The Company's attorneys have provided us with a copy of their disclosure to the Securities and Exchange Commission regarding the change of accountants, which we have reviewed. Please be advised that we are in agreement with the representations of the Company's attorneys as set forth in Item 9 of their disclosure.

Sincerely,

/s/ Graf Repetti & Co., LLP

Graf Repetti & Co., LLP