Form 10-Q
period 2000-07-31
CI4NET COM INC
filed 2000-09-22
CIK 1079368

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           FORM 10-Q


         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

          For The Quarterly Period Ended July 31, 2000

                               or

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

                Commission file number 000-25453

                        CI4NET.com Inc.
(Exact name of small business issuer as specified in its charter)

        Delaware                        98-0230944
(State or other jurisdiction          (I.R.S. Employer
of incorporation or organization)      Identification No.)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X     No

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 8, 2000 was $160,937,224.

                        CI4NET.com Inc.

                                                            Page
PART I  FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements
         - unaudited

        Condensed Consolidated Balance Sheets
        at January 31, 2000 and July 31, 2000                 5

        Condensed Consolidated Statements of Operations
        for the three and six months ended
        July 31, 1999 and 2000                                6

        Condensed Consolidated Statements of Cash Flows
        for the six months ended July 31, 1999 and 2000       7

        Notes to the Condensed Consolidated Financial
        Statements                                            8

ITEM 2  Management's Discussion and Analysis of Financial
        Condition and Results of Operations                  17

ITEM 3  Quantitative and Qualitative Disclosures About
        Market Risk                                          27


PART II     OTHER INFORMATION

ITEM 1  Legal Proceedings.                                   29

ITEM 2  Change in Securities and Use of Proceeds.            29

ITEM 3  Defaults Upon Senior Securities                      29

ITEM 4  Submission of Matters to a Vote of
        Security Holders                                     29

ITEM 5  Other Information                                    30

ITEM 6  Exhibits and Reports on Form 8-K                     30

Signatures                                                   31

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

PART I.     FINANCIAL INFORMATION

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        CI4NET.COM, INC.
               CONDENSED CONSOLIDATED BALANCE SHEETS
          (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                               January 31, 2000   July 31, 2000
                                  (Unaudited)       (Unaudited)
                               ---------------------------------
ASSETS

Current assets :
  Cash and cash equivalents       $        254      $    1,550
  Restricted cash                           -           11,269
  Accounts receivable                      725          18,902
  Inventories                              153             591
  Other current assets                   1,891          19,766
                                     --------------------------
       Total current assets              3,023          52,078

  Property, equipment and fixtures
   Land and buildings                       65           1,078
   Motor vehicles                          135             661
   Computer equipment                    3,120          12,986
   Furniture and fixtures                1,105           1,141
   Office Equipment                         79             705
                                    ---------------------------
                                         4,504          16,571
   Less accumulated depreciation        (1,239)         (3,592)
                                    ----------------------------
                                         3,265          12,979
  Investments in affiliated
       in companies                         -            8,274
  Intangible assets                     90,683         135,053
  Other assets                              -            1,197
                                    ---------------------------
  Total Assets                      $   96,971     $   209,581


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities :
  Accounts payable                  $   12,985     $    37,000
  Accrued expenses and
     other liabilities                   2,360          22,226
  Deferred Income                           -            4,673
  Short-term bank borrowings            10,122          16,961
  Related party loan                     5,141           5,468
  Accrued interest                          98             276
                                    ---------------------------
  Total current liabilities             30,706          86,604

  Other non-current liabilities            880           2,488

  Minority interests                      (217)         (1,261)

  Commitments

Stockholders' equity :
  Preferred stock: $0.001 par value;
  20,000,000 shares authorized none
  issued and outstanding at January 31,
  2000,  6,660,148 issued and outstanding
  at July 31, 2000.                         -                7
  Common stock: $0.001 par value;
  100,000,000 shares authorized,
  25,485,513 issued and outstanding at
  January 31, 2000, and 28,345,121 issued
  and outstanding at July 31, 2000.         25              28

  Additional paid in capital           104,187         225,404

  Deferred compensation                 (8,670)         (6,497)

  Accumulated other comprehensive
      income                               (10)          2,244

  Accumulated deficit                  (29,930)        (99,436)
                                    ---------------------------
Total Stockholders' Equity              65,602         121,750
                                    ---------------------------
                                    $   96,971     $   209,581
                                    ===========================

                     See Accompanying Notes

                        CI4NET.COM, INC.
        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED)
        (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                      Three Months Ended      Six Months Ended
                          July 31,                July 31,
                     1999          2000      1999         2000
                   ---------------------------------------------

Total revenue       $     970    $ 23,399   $ 3,713    $ 28,609

Cost of revenues        1,484      37,316     3,390      44,011
                   ---------------------------------------------
Gross profit (loss)      (514)    (13,917)      323     (15,402)

Operating expenses :
  Sales and marketing      63       1,774       116       3,458
  Research and
     development            -         189         -         293
  General and
     administration       271      14,056       926      23,013
  Amortization              -      11,641         -      24,947
  Depreciation              8         966        12       1,606
                   ---------------------------------------------
Total operating expenses  342      28,626     1,054      53,317

Operating loss           (856)    (42,543)     (731)    (68,719)

Equity in losses of
  affiliated companies      -        (281)        -        (353)

Interest income             -         225         -         455
Interest expense         (102)       (457)     (215)       (788)
                   ---------------------------------------------
Loss before income taxes (958)    (43,056)     (946)    (69,405)

Income tax expense        (15)         21       (15)       (101)
                   ---------------------------------------------
Net loss            $    (973)   $(43,035)  $  (961)   $(69,506)
                   =============================================
Basic and diluted
  loss per share    $   (1.33)   $  (1.52)  $ (1.31)   $  (2.53)
                   =============================================
Shares used in
  computing basic
  and diluted net
  loss per share      733,333  28,345,121   733,333  27,481,035

                   =============================================

                       See Accompanying Notes

                        CI4NET.COM, INC.
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED)
                        (IN THOUSANDS)

                                       Six Months Ended
                                 July 31, 1999    July 31, 2000
                               ---------------------------------
Cash flows from operating
  activities:
  Net loss                       $       (961)    $    (69,506)
  Adjustments to reconcile
    net loss to net cash
    provided by / (used in)
    operating activities:
  Depreciation and amortization            45           26,552
  Loss on sale of fixed assets         (1,345)               -
  Deferred compensation                     -            2,173
  Equity in losses of affiliated
    companies                               -              353
  Other non cash charges                    -            3,147
  Changes in operating assets
    and liabilities:
    Accounts receivable                   105           (4,718)
    Inventories                            42               60
    Restricted cash                         -          (11,269)
    Other current assets                    -          (15,584)
    Other non-current assets             (108)              (3)
    Deferred income                         -            4,258
    Accounts payable                      587           17,414
    Accrued expenses and
       other liabilities                 (458)           5,014
    Accrued interest                        -              178
                               ---------------------------------
  Net cash used in operating
    activities                         (2,093)         (41,931)
                               ---------------------------------


Cash flows from investing activities
  Purchases of equipment and fixtures     (63)          (8,667)
  Proceeds from disposal of assets        595                -
  Purchase of trade marks                (422)               -
  Proceeds from sale of trade marks     1,457                -
  Investment in affiliates                  -           (6,106)
  Acquisition of subsidiary                 -           (9,618)
                               ---------------------------------
  Net cash provided by/(used in)
    investing activities                1,567          (24,391)
                               ---------------------------------

Cash flows from financing activities
  Related party loan                        -              327
  Proceeds of long term debt                -            1,608
  Proceeds from issuance of
    preferred shares                        -           63,444
  Proceeds from bank borrowings           207            2,000
                               ---------------------------------
 Net cash provided by financing
    activities                            207           67,379
  Effect of exchange rates on cash          -              239
                               ---------------------------------
 Net increase (decrease) in cash and
    cash equivalents                     (319)           1,296

  Cash and cash equivalents at the
    beginning of the period               377              254
                               ---------------------------------
  Cash and cash equivalents at the
    end of the period              $       58        $   1,550
                               =================================
  Supplemental disclosure of cash
    flow information
  Interest paid                        $  215        $     572
                               =================================

                     See accompanying notes

                        CI4NET.COM, INC.
    NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (UNAUDITED)


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business

     CI4NET.com Inc ("Ci4net" or the "Company") is an economic network, or Econet, with equity interests, as of July 31, 2000, in 40 Internet-related companies ("Partner Companies"). The Company has a 50% or greater interest in 33 of these companies and holds minority interests in the remainder. The Partner Companies include 8 Internet infrastructure companies, 19 business to business ("B2B") e-commerce companies, 12 business to consumer ("B2C") e-commerce companies and 1 incubator company.
32 of our Partner Companies service the United Kingdom market. The geographical focuses of the remaining Partner Companies include Italy, The Netherlands, Europe as a whole, Australia and the United States. The Company actively promotes collaboration among its majority and minority-owned Partner Companies.

Basis of presentation

     The accompanying unaudited condensed consolidated financial statements apply to the Company and its subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation.

     The unaudited condensed consolidated financial statements have been prepared by the Company and reflect all adjustments, which consist only of normal recurring adjustments and, in the opinion of management are necessary for a fair presentation of the interim periods presented. The results of operations for the three and six months ended July 31, 2000 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending January 31, 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). The balance sheet at
January 31, 2000 has been derived from the audited financial statements on that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                              8
    These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the Company's audited consolidated financial statements and notes as included in the Company's Annual Report on Form 10-K for the year ended January 31, 2000.

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

Revenue recognition

     In December 1999, the staff of the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition", which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB No.101 outlines the basic criteria that must be met in order to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company expects that the requirements of SAB No. 101 will have no material impact on its financial position or its results of operations.

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

     The Company's travel revenue consists of revenue for travel related services predominately consisting of airline seat sales that are recognized on the date of travel.

Per share amounts

     Net loss per share is computed using the weighted average number of common shares outstanding. Since the Company has a net loss for the three and six months ended July 31, 2000, net loss per share on a diluted basis is equivalent to basic net loss per share because the effect of converting outstanding stock options, warrants, common stock subject to repurchase, convertible debt, preferred stock and other common stock equivalents would be anti-dilutive. There were no events that diluted the weighted average shares outstanding for the three and six months July
31, 1999.

      The computation of basic and diluted net loss per share is as follows :
                       Three Months Ended      Six Months Ended
                             July 31,              July 31,
                        1999        2000        1999       2000
                                (In thousands, except
                             share data and per share data)
Net loss              $ (973)  $ (43,035)     $ (961)  $(69,506)
                     ===========================================
Weighted averages shares
   outstanding        733,333  28,345,121    733,333   7,481,035
Effect of diluted
 securities -
 employee stock option     -           -          -           -
Shares used to
 compute  basic and
 diluted net income
 (loss) per share     733,333  28,345,121    733,333  27,481,035
                     ===========================================
Basic and diluted
 net income (loss)
 per share            $ (1.33)    $ (1.52)   $ (1.31)    $ (2.53)
                     ===========================================

Reclassification

     Certain prior period amounts have been reclassified to conform with the current periods presentation. Such reclassifications had no effect on the results of operations or accumulative deficit.

2.   BUSINESS COMBINATIONS AND ACQUISITIONS

     On February 17, 2000, Ci4net acquired Systeam SpA, one of Italy's leading e-systems integrators. The purchase price consisted of $10.5 million in cash and 445,442 shares of the Company's common stock. The Company has also provided a loan facility to Systeam S.p.A. of up to $1,000,000 which will be required to be repaid upon the occurrence of a liquidity event. The acquisition has been accounted for under the purchase method of accounting.

     On February 23, 2000, Trrravel.com Ltd. ("trrravel.com"), an indirect majority-owned subsidiary of Ci4net, acquired a 100% equity stake in Independent Aviation Limited. The consideration for the acquisition consisted of an option for the purchase of shares of trrravel.com in the event that trrravel.com completes a public offering. The acquisition has been accounted for under the purchase method of accounting.

     On March 3, 2000, Ci4net acquired a 66% equity stake in I Consultants Limited, a UK company, which has a wholly owned subsidiary 4thWave Technologies Ltd., a provider of local ISP services and an IASP (an "Internet Application Service Provider") developer of Internet-based clinical trial systems designed to accelerate completion of clinical testing of new drugs, in consideration for supplying a loan facility of up to $2,400,000, which will be repaid upon a liquidity event taking place. The acquisition has been accounted for under the purchase method of accounting.

     On March 13, 2000, Ci4net acquired a 25% equity interest in Enteraction TV Ltd., a privately held, United Kingdom-based developer of broadband and interactive TV applications. The consideration for the acquisition consisted of the provision by the Company to Enteraction TV Ltd. of a loan facility of up to $1,200,000.00, which will by required to be repaid upon the occurrence of a liquidity event, and for $800,000 in cash. The investment has been accounted for under the equity method of accounting.

     On March 27, 2000, Ci4net acquired a 100% equity interest in Personal Care Card BV, a provider of on-line consumer shopping incentives and promotional discount cards based in the Netherlands. The purchase price consisted of 2,000,000 shares of common stock of the Company. The Company has also made available a loan facility to company of up to $2 million, which will be required to be repaid in full upon the occurrence of a liquidity event. The acquisition has been accounted for under the purchase method of accounting.

     On March 22, 2000, Ci4net acquired a 51% equity stake in Mostra Ltd., a privately held London-based consulting firm that offers expertise in on-line and offline customer acquisition and retention strategies. The purchase price consisted of 86,244 shares the Company's common stock. The Company has also made available a loan facility to Mostra Ltd of up to $400,000, which will be required to be repaid in full upon the occurrence of a liquidity event. The acquisition has been accounted for under the purchase method of accounting.

     On March 22, 2000, Ci4net acquired a 50% equity stake in Chorus Group Inc. The consideration for the acquisition consisted of the provision by the Company to Chorus Group Inc. of a loan facility of up to $5,500,000, which will be required to be repaid upon the occurrence of a liquidity event. Chorus, a privately held, London based firm, is a European leading international business development specialists and has expertise in assisting high-growth United States based technology companies set-up European business operations. The investment has been accounted for under the equity method of accounting.

     On March 24, 2000, Ci4net acquired 50% of Business Villages Ltd, which is developing a series of community sites targeted at professional communities. The purchase price consisted of 20,000 shares of the Company's common stock., and $800,000 in cash. The Company is also providing a loan facility to Business Villages Ltd of up to $4,800,000, which will be required to be repaid in full upon the occurrence of a liquidity event. The investment has been accounted for under the equity method of accounting.

     On March 24, 2000, Ci4net acquired 70% of ICM Resources Limited, which operates Eazyprint.com, Europe's first on-line print shop. The consideration for the acquisition was the provision by the Company to ICM Resources Limited of a loan facility of up to $2,208,000, which will be required to be repaid in full upon the occurrence of a liquidity event. The acquisition has been accounted for under the purchase method of accounting.

     On March 24, 2000, Ci4net acquired approximately 2% of the equity interests in Perform.com LLC., an IASP, for $500,000. Perform.com has developed a suite of Internet-based tools to facilitate the effective management of people, projects, goals, communications, training and development. The investment is carried at cost.

     On April 1, 2000, Ci4net acquired approximately 5% of Kismet
International BV, a leading developer of online gaming systems, for $1 million. The investment is carried at cost.

     On April 4, 2000, Easy2ship, a majority owned subsidiary of Ci4net, acquired E-Bidding.com Inc., a privately held United States based freight and e-commerce company of which included an end to end transaction engine for connecting carriers and shippers. The purchase price consisted of 7,576 shares of the Company's common stock. The acquisition has been accounted for under the purchase method of accounting.

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

     On May 3, 2000, Ci4net acquired a 51% equity stake in
Aircharterexchange.com Limited, a United Kingdom based online air charter business exchange for both passenger and cargo airlines. The Company is also providing a loan facility to aircharterexchange.com of up to $2,000,000, which will be required to be repaid in full upon the occurrence of a liquidity event. The acquisition has been accounted for under the purchase method of accounting.

     On May 19, 2000, Ci4net acquired a 51% equity stake in Splash Communications Limited for 127,471 common stock of Ci4net at $34.00 per share. Splash Communication Limited is a United Kingdom based public relations and marketing agency geared specifically towards internet based organizations. The acquisition has been accounted for under the purchase method of accounting.

     On May 24, 2000, Ci4net signed an agreement with Aminex PLC to form a joint venture pursuant to which each of Ci4net and

Aminex PLC hold a 50% equity stake in Oilsupplyexchange.com
Limited. The investment will be accounted for under the equity method of accounting.

     On June 26, 2000, Ci4net acquired a 51% equity stake in Warburton Lort Ltd for 61,552 common stock of Ci4net at $35.00 per share. Warburton Lort Ltd is a United Kingdom based executive recruitment consultancy, which in conjunction with Ci4net.com is developing an online career network, with vertical industry specific job exchanges. The acquisition has been accounted for under the purchase method of accounting.

Pro Forma Effect of Acquisitions

     The unaudited pro forma effect of the acquisitions set forth below, assuming each the acquisitions was consummated at the beginning of the period, and the preceding period, is as follows:

                                Six months ended July 31,
                                  1999             2000
                             In thousands, except share data

Revenues                         $16,851       $ 33,995
Net loss                         $(3,385)      $(70,199)
Net loss per share               $ (4.62)      $  (2.48)


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

                           Three Months Ended   Six Months Ended
                                July 31,           July 31,
                           1999         2000    1999       2000
Net Revenues
  B2C                       970       14,683    3,713    16,719
  B2B                         -        1,984        -     2,430
  Internet infrastructure     -        6,732        -     9,460
  Holding company             -            -        -         -
                          --------------------------------------
                           $970      $23,399   $3,713   $28,609
                          ======================================
Operating loss
  B2C                      (973)      (4,873)    (961)   (6,902)
  B2B                         -         (261)       -      (874)
  Internet infrastructure     -      (18,223)       -   (23,191)
  Holding company             -      (19,678)       -   (38,539)
                          --------------------------------------
                          $(973)    $(43,035)   $(961) $(69,506)
                          ======================================

4. STOCKHOLDERS EQUITY

     On February 11, 2000, the Company amended its certificate of incorporation to provide for blank check preferred stock. On February 18, 2000, the Company completed the final closing of a strategic private placement of its Series A preferred stock, par value $0.001 per share, at a price of $10.00 per share of preferred stock, resulting in net proceeds to the Company of approximately $62,800,000. Each share of preferred stock is initially convertible into two shares of common stock. The conversion rate is subject to adjustment in certain circumstances. The price at which the Series A preferred stock was sold was determined in December 1999 before the Company, then named Leisure Concepts International Inc., acquired a Delaware corporation then named CI4NET.com Inc. in a change of control transaction. The Series A preferred stock was sold only to a limited number of accredited investors in a transaction pursuant to an exemption from the registration requirements of the Securities Act under 4(2) thereof, including Rule 506 of Regulation D promulgated there under.

5. SUBSEQUENT EVENTS

     On August 2000, Kevin Leech loaned the Company and certain of its subsidiaries an aggregate of 3.9 million pounds, which funds were used for working capital and other general corporate purposes. On September 8, 2000, the Company issued promissory notes to certain bridge investors resulting in gross proceeds to the Company of $5,425.000.

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

Overview

     Ci4net.com, Inc., ("Ci4net"or the "Company") is an economic network, or Econet, with equity interests, as of July 31, 2000, in 40 Internet-related companies, ("Partner Companies"). Ci4net has a 50%-or-greater interest in 33 of these companies and holds minority interests in the remainder. Our Partner Companies include 8 Internet infrastructure companies, 19 B2B e-commerce companies, 12 B2C e-commerce companies and 1 incubator company. 32 of our Partner Companies service the United Kingdom market. The geographic focuses of our remaining Partner Companies include Italy, The Netherlands, Europe as a whole, Australia and the United States. The company actively promotes collaboration among its majority-owned and minority-owned Partner Companies.

     The Company was incorporated on December 29, 1995 and did not have any operating activities until December 20, 1999, when the Company purchased all of the issued and outstanding shares of a Delaware corporation that was then named CI4NET.com Inc. ("Old Ci4net"). In connection with its acquisition of Old Ci4net, the Company effected a 1-for-15 reverse stock split, issued an aggregate of 20,500,000 post-reverse split shares of common stock to the former stockholders of Old Ci4net and simultaneously changed its name from Leisure Concepts International Inc. to CI4NET.com Inc. The pre existing stockholders of the Company held 555,446 post-reverse split shares of common stock following the completion of our acquisition of Old Ci4net. Upon completion of our acquisition of Old Ci4net, the Company issued 1,166,667 shares of its post-reverse split common stock to the former shareholders of Planet Edge Limited ("Planet Edge"), a United Kingdom information infrastructure development company, as consideration for the prior acquisition of Planet Edge by Old Ci4net, which occurred on December 6, 1999. Also upon completion of our acquisition of Old Ci4net, the Company issued 1,200,000

                               17


shares of its post-reverse split common stock to the former shareholders of Media Ventures Group plc ("Media Ventures"), a United Kingdom magazine publisher, as consideration for the acquisition of Media Ventures by Ci4net.com Limited, a Jersey Channel Islands corporation ("Ci4net Limited"), which occurred on December 17, 1999. Old Ci4net and Media Ventures were entities under the common control of our principal shareholder, Kevin R. Leech, and the acquisition has been accounted for in a manner similar to a pooling of interests.

     The Company's financial results for the six months ended July 31, 2000 include the results of operations of the following majority-owned companies and their related subsidiaries for the full quarter: Three W Capital Ltd, Ci4net Limited, Planet Edge, MSK Industries, Inc., I-Global.com Inc., Media Ventures, Systeam SpA, Personal Care Card BV, Citee BV, aircharterexchange.com. Limited, Splash Communication Limited and Warburton Lort Ltd.

     The Company's comparative financial results for the six months ended July 31, 1999 consist solely of the results of operations of Media Ventures.

Acquisitions

     During the six months ended July 31, 2000 the Company acquired majority interests in 17 companies, 50% interests in 11 companies and minority interests in 6 companies. The terms of such acquisitions are summarized within footnote 2 to the Company's financial statements included herein.

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

                               18

outstanding voting securities are generally accounted for under the consolidation method of accounting. Under this method, a partner company's results of operations are reflected within the Company's Consolidated Statements of Operations from the date of acquisition.

     During the six months ended July 31, 2000 acquisitions made by Ci4net and accounted for using the consolidation method of accounting were as follows: Independent Aviation Group Limited (100%), Systeam SpA (79%), I Consultants Limited (66%), Mostra Limited (51%), ICM Resources (70%), E Bidding.com Inc (100%), Citee BV (51%), aircharterexchange.com Limited (51%), Splash Communications Limited (51%) and Warburton Lort Ltd (51%).

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

     During the six months ended July 31, 2000 acquisitions made by Ci4net and accounted for using the equity method of accounting were as follows: Chorus Group Inc. (50%), Businessvillages.com
Limited (50%), Enteraction TV Limited (25%) and
Oilsupplyexchange.com Limited (50%).

     Cost Method: Companies in which the Company has minority investments that are not accounted for under either the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, the Company's share of the earnings or losses of these companies is not included in Ci4net's Consolidated Statements of Operations.

     During the six months ended July 31, 2000 acquisitions made by Ci4net and accounted for using the cost method of accounting

                             19
were as follows: Perform.com (2%) and Kismet International NV
(5%).

     All of the Partner Companies' financial statements have been prepared in accordance with United States generally accepted accounting principles and applicable SEC rules and regulations.

Results of Operations for the three and six months ended July 31, 2000 compared with the three and six months ended July 31, 1999.

Revenues

     Revenues, consisting of publishing revenues, contract revenues and other revenues, were $23.4 million for the three months ended July 31, 2000 compared to $1.0 million for the three months ended July 31, 1999 and were $28.6 million for the six months ended July 31, 2000 compared to $3.7 million for the six months ended July 31, 1999.

     Publishing revenues, consisting of revenues from the sale of publications and titles by Media Ventures, were $1.7 million for the three months ended July 31, 2000 compared to $1.0 million publishing revenues for the three months ended July 31, 1999 and were $3.0 million for the six months ended July 31, 2000 compared to $3.7 publishing revenues for the six months ended July 31, 1999. The decrease in publishing revenues for the six months ended July 31, 2000 compared with the period ended 1999 was principally due to reduced level of magazine title sales.

     Contract revenues consist of revenues for Web site design services and hosting arrangements. Revenues from Web site design services are recognized upon the completion of each contract. Revenues for hosting facilities are recognized ratably over the term of the contract. Contract revenues were $6.7 million for the three months ended July 31, 2000 and were $9.4 million for the six months ended July 31, 2000. Contract revenue was primarily attributable to the operations of Planet Edge for the full quarter, and Systeam SpA for the period February 17 through July 31, 2000 and Citee BV for the period May 1 through July 31, 2000. There were no contract revenues earned during the three and six months ended July 31, 1999.

     Travel revenue, generated by trrravel.com and IAL Ltd. consists of revenue for travel related services predominately consisting of airline seat sales that are recognized on the date of travel. Travel revenues were $10.4 million for the three months ended July 31, 2000 and were $11.0 million for the six months ended July 31, 2000. There were no travel revenues earned during the three and six months ended July 31, 1999.

     Other revenues consist of revenues mainly generated from ICM, Mostra and Allcars.com. Other revenues were $4.6 million for the three months ended July 31, 2000 and were $5.2 for the six months ended July 31, 2000; there were no other revenues for the six months ended July 31, 1999.


Cost of Revenues

     Publishing costs were $2.0 million for the three months ended July 31, 2000 compared to $1.5 million for the three months ended July 31, 1999 and were $3.7 million for the six months ended July 31, 2000 compared to $3.4 million for the six months ended July 31, 1999. Media Ventures acquires magazine titles that have suffered from reduced circulation and advertising revenues. It is expected that costs will exceed revenue while Media Ventures is rebuilding the circulation and advertising revenue.

     Cost of contract revenues were $5.6 million for the three months ended July 31, 2000 and were $6.1 million for the six months ended July 31, 2000. Cost of contract revenues has been incurred by Partner Companies that have contract revenue for the three and six months ended July 31, 2000. There was no cost of contract revenues for the three and six months ended July 31, 1999.

     Cost of travel revenues were $10.1 million for the three months ended July 31, 2000 and were $10.6 million for the six months ended July 31, 2000. Cost of travel revenues was incurred by trrrravel.com and IAL Ltd. There was no cost of travel revenues for the three and six months ended July 31, 1999.

     Cost of other revenues were $19.6 million for the three months ended July 31, 2000 and were $23.7 million for the six months ended July 31, 2000. Cost of other revenues was predominately incurred due to a reallocation of research and development expenses and an increase in telecommunication related costs by Planet Edge (Australia) Ltd., which was not a Partner Company during the six months ended July 31, 1999. There was no cost of other revenues for the three and six months ended July 31, 1999.

Operating Expenses

     Sales and marketing expenses were $1.8 million for the three months ended July 31, 2000 compared to $0.1 million for the three months ended July 31, 1999 and were $3.5 for the six months ended July 31, 2000 compared to $0.1 million for the six months ended July 31, 1999. The substantial increase in sales and marketing expenses resulted from expenses related to a marketing campaign intended to assist in establishing Partner Company market share and brand recognition within Europe.

     Research and development costs were $0.2 million for the three months ended July 31, 2000 were $0.3 million for the six months ended July 31, 2000. Research and development costs relate to 4th Wave Ltd, I Global Inc., Planet Edge (Australia) Ltd and Systeam S.p.a. There were no research and development costs for the six months ended July 31, 1999.

     General and administrative expenses were $14.0 million for the three months ended July 31, 2000 compared to $0.3 million for the three months ended July 31, 1999 and were $23.0 million for the six months ended July 31, 2000 compared to $0.9 million for the six months ended July 31, 1999. The increases were attributable primarily to new acquisitions, deferred compensation costs, professional services and general overheads.

     Depreciation expenses were $1.0 million for the three months ended July 31, 2000 compared to $8,000 for the three months ended July 31, 1999 and were $1.6 million for the six months ended July 31, 2000 compared to $12,000 for the six months ended July 31, 1999. The increases in depreciation expenses were attributable to an increase in capital expenditures, primarily in Planet Edge Australia relating to the development of its ISP service.

     Amortization expenses were $11.6 million for the three months ended July 31, 2000 and were $24.9 for the six months ended July 31, 2000; there was no amortization expense for the three and six months ended July 31, 1999. The amortization expense consisted of amortization of goodwill related to the acquisition of interests in Partner Companies. Goodwill related to acquisitions is amortized in equal installments over three years.

Other Expenses and Loss

     Equity in losses of affiliated companies was $0.3 million for the three months ended July 31, 2000 and was $0.4 million for the six months ended July 31, 2000; there was no equity in losses of affiliated companies for the three and six months ended July 31, 1999. The losses were attributable to Ci4net's acquisition of minority holdings in various partner companies during the aforementioned period in 2000.

     Interest income was $0.2 million for the three months ended July 31, 2000 and was $0.5 million for the six months ended July 31, 2000; there was no interest income for the three and six months ended July 31, 1999. Interest income primarily consists of interest received on monies held by Ci4net.com.

     Interest expense was $0.5 for the three months ended July 31, 2000 compared to $0.1 the three ended July 31, 1999 and was $0.8 million six months ended July 31, 2000 compared to $0.2 million for the six months ended July 31, 1999. Interest expense was attributable primarily to related party loans to Ci4net from Gala Consultancy Limited and POL Capital Limited, in which Kevin
R. Leech, our Chairman, has controlling interests, and bank borrowings by Media Ventures.

Net loss

     The Company's net loss was $43.0 million for the three months ended July 31, 2000 compared to a net loss of $1.0 million for the three months ended July 31, 1999 and was $69.5 million for the six months ended July 31, 2000 compared to a net loss of $1.0 for the six months ended July 31, 1999. The increase in net loss was due to increases in cost of revenue, general and administration expenses, sales and marketing expense and amortization expense.

Liquidity and Capital Resources

     The Company's principal source of funds during the six months ended July 31, 2000 was from the closing of a private equity placement pursuant to which approximately $63.4 million in net proceeds were received by the Company. Subsequent to July 31, 2000, Kevin Leech loaned the Company and certain of its subsidiaries an aggregate of 3.9 million pounds which funds were used for working capital and other general corporate purposes, and the Company issued promissory notes to certain bridge investors resulting in gross proceeds to the Company of $5,425,000. The promissory notes were secured by those shares of Systeam SpA held by the Company as of the date thereof.
                               23

     Existing Partner Companies are, and any Partner Companies acquired in the future will likely be, in early stages of development and therefore are expected to require Company financing to fund their operations. Such financing requirements are expected to be substantial and there can be no assurance that the currently projected requirements will remain the same. As of July 31, 2000, we had approximately $1.5 million in cash and cash equivalents and these funds, as well as funds subsequently received from Kevin Leech and the purchasers of our promissory notes, have largely been expended as of the date of this report. We require significant additional financing in the very near future to fund operations. We are presently pursuing a permanent financing but have not completed it and cannot provide assurance as to whether it will be completed. The permanent financing being pursued is expected to consist of preferred stock. If additional funds are raised through the issuance of equity securities, our existing security holders may experience substantial dilution. Alternatively, we may seek to obtain bank financing or other sources of credit for purposes of funding future operations, although there can be no assurance that such funds will be available on acceptable terms. We will not be able to continue to operate our business unless our financing requirements are met.

     Net cash used by operating activities was approximately $41.9 million during the six months ended July 31, 2000. This movement is attributable to the loss, as adjusted for non cash items, for the period of $37.3 million, whilst the net movement in operating assets and liabilities resulted in a further increase in cash used of $4.6 million

     Net cash used in investing activities was approximately
$24.4 million during the six months ended July 31, 2000.
These amounts were used primarily used to fund new acquisitions and to fund the purchases of fixed assets.

     Net cash from financing activities was approximately $67.4 million which primarily consists of the net proceeds, amounting to $63.4 million, from the sale of approximately 6.6 million shares of the Company's Series A Preferred Stock in a transaction exempt from registration pursuant to Regulation D under the Securities Act.

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

Recent Accounting Pronouncements

     In December 1999, the staff of the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition", which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB No.101 outlines the basic criteria that must be met in order to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company expects that the requirements of SAB No. 101 will have no material impact on its financial position or its results of operations.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

       None.

ITEM 2.  CHANGE IN SECURITIES.

       On May 1, 2000, Ci4net issued 620,000 shares of the
Company's common stock in a private placement to certain shareholders of Citee BV in exchange for a 51% equity stake in Citee BV.

       On May 19, 2000, Ci4net issued 127,471 shares of the
Company's common stock in a private placement to certain shareholders in exchange for a 51% equity stake in Splash
Communications Limited.

       On June 26, 2000, Ci4net issued 61,552 shares of common stock in a private placement to certain shareholders of Warburton
Lort Ltd in exchange for a 51% equity stake in Warburton Lort
Ltd.

       The sale and issuance of securities in the transaction described above were exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering, where the purchasers were sophisticated investors who represented their intention to acquire securities for investment only and not with a view to distribution and received or had access to adequate information about Ci4net.

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

     None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CI4NET.COM INC.
                                      (Registrant)


Date:  September 22, 2000


                                      Linden Boyne
                                      Chief Operations Officer


Date:  September 22, 2000


                                      Ricky Weir
                                      (Principal Financial and
                                       Accounting Officer)