Form 10-Q
period 2000-10-31
CI4NET COM INC
filed 2001-01-09
CIK 1079368

CI4NET.COM, INC.

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For The Quarterly Period Ended October 31, 2000

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 000-25453

                                 CI4NET.com Inc.
        (Exact name of small business issuer as specified in its charter)

           Delaware                                      98-0230944
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

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

                     Common Stock, par value $.001 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [|X| Yes] |_| No

      The aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 8, 2000 was $18,522,121.

                                CI4NET.COM, INC.

                                                                            Page
                                                                            ----

PART I            FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements - unaudited                4

        Condensed Consolidated Balance Sheets at January 31, 2000 and
        October 31, 2000                                                       3

        Condensed Consolidated Statements of Operations for the three and
        nine months ended October 31, 1999 and 2000                            4

        Condensed Consolidated Statements of Cash Flows for the six months
        ended October 31, 1999 and 2000                                        5

        Notes to the Condensed Consolidated Financial Statements               6

ITEM 2  Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                 14

ITEM 3  Quantitative and Qualitative Disclosures About Market Risk

PART II           OTHER INFORMATION                                           23

ITEM 1  Legal Proceedings.                                                    23

ITEM 2  Change in Securities and Use of Proceeds.                             23

ITEM 3  Quantitative and Qualitative Disclosures About Market Risk            23

ITEM 4  Submission of Matters to a Vote of Security Holders                   23

ITEM 5  Other Information                                                     23

ITEM 6  Exhibits and Reports on Form 8-K                                      23

Signatures                                                                    24

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

               ITEM I CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                CI4NET.COM, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                                                January 31,    October 31,
                                                                                   2000            2000
                                                                                -----------    -----------
                                                                                               (Unaudited)
ASSETS

Current assets :
   Cash and cash equivalents                                                     $     254      $   1,124
   Restricted cash                                                                      --         10,886
   Accounts receivable                                                                 725         11,942
   Inventories                                                                         153            114
   Other current assets                                                              1,891         26,889
                                                                                 ---------      ---------
        Total current assets                                                         3,023         50,955
   Property, equipment and fixtures
        Land and buildings                                                              65            977
        Motor vehicles                                                                 135            566
        Computer equipment                                                           3,120          1,923
        Furniture and fixtures                                                       1,105          2,129
        Office Equipment                                                                79            514
                                                                                 ---------      ---------
                                                                                     4,504          6,109
        Less accumulated depreciation                                                1,239          2,685
                                                                                 ---------      ---------
                                                                                     3,265          3,424

   Investments in affiliated companies                                                  --         10,355
   Intangible assets                                                                90,683        121,641
   Other assets                                                                         --            939

                                                                                 ---------      ---------
                                                                                 $  96,971      $ 187,314
                                                                                 =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities :
   Accounts payable                                                              $  12,985      $  15,310
   Accrued expenses and other liabilities                                            2,360         21,269
   Deferred Income                                                                      --            557
   Short-term bank borrowings                                                       10,122         15,041
   Related party loan                                                                5,141         10,548
   Bridge Financing                                                                     --          6,079
   Accrued interest                                                                     98            418
                                                                                 ---------      ---------
        Total current liabilities                                                   30,706         69,222

   Other non-current liabilities                                                       880          2,476
   Minority interests                                                                 (217)          (781)

   Commitments

Stockholders' equity :
   Preferred stock: $0.001 par value; 20,000,000 shares authorized none
     issued and outstanding at January 31, 2000, 6,660,148 issued and                   --              7
     outstanding at October 31, 2000.
   Common stock: $0.001 par value; 100,000,000 shares authorized, 25,485,513 issued and outstanding at January 31, 2000, and 31,140,958 issued
     and outstanding at October 31, 2000                                                25             31
   Additional paid in capital                                                      104,187        259,660
   Deferred compensation                                                            (8,670)        (5,397)
   Accumulated other comprehensive income                                              (10)         4,888
   Accumulated deficit                                                             (29,930)      (142,792)
                                                                                 ---------      ---------
        Total stockholders' equity                                                  65,602        116,397
                                                                                 ---------      ---------
                                                                                 $  96,971      $ 187,314
                                                                                 =========      =========


                                       3
                             See accompanying notes

                                CI4NET.COM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                   Three Months Ended                Nine Months Ended
                                                       October 31,                      October 31,
                                               ---------------------------      ---------------------------
                                                  1999            2000            1999             2000
                                               ---------      ------------      ---------      ------------
Total revenues                                     1,100            25,048          4,813            53,657

Cost of revenues                                   1,492            25,425          4,882            69,436

                                               ---------      ------------      ---------      ------------
Gross profit (loss)                                 (392)             (377)           (69)          (15,779)

Operating expenses:
     Sales and marketing                              70             4,232            186             7,690
     Research and development                         --               437             --               730
     General and administration                      271            16,541          1,197            39,554
     Amortization                                     --            16,530             --            41,477
     Depreciation                                     13             1,093             25             2,699
     Goodwill write off                               --             6,801             --             6,801
                                               ---------      ------------      ---------      ------------
         Total operating expenses                    354            45,634          1,408            98,951

Operating loss                                      (746)          (46,011)        (1,477)         (114,730)

Profit on disposal of investments                     --             4,495             --             4,495
Equity in losses of affiliated companies              --              (314)            --              (667)
Interest income                                       --                90             --               545
Interest expense                                    (133)           (1,559)          (347)           (2,347)
                                               ---------      ------------      ---------      ------------
Loss before income taxes                            (879)          (43,299)        (1,824)         (112,704)
                                               =========      ============      =========      ============

Income tax expense                                    15               (57)            --              (158)

                                               ---------      ------------      ---------      ------------
Net loss                                       $    (864)     $    (43,356)     $  (1,824)     $   (112,862)
                                               =========      ============      =========      ============

Basic and diluted loss per share               $   (1.18)     $      (1.43)     $   (2.49)     $      (3.97)
                                               =========      ============      =========      ============
Shares used in computing basic and diluted
net loss per share                               733,333        30,325,553        733,333        28,440,078
                                               =========      ============      =========      ============


                                       4
                             See accompanying notes

                                CI4NET.COM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                   Nine Months Ended
                                                                      October 31,
                                                                 ----------------------
                                                                   1999          2000
                                                                 -------      ---------
Cash flows from operating activities
    Net income (loss)                                            $(1,954)     $(112,862)
    Adjustments to reconcile net loss to net cash
         provided by / (used in) operating activities:
         Depreciation and amortization                                75         52,097
         Loss on sale of fixed assets                             (1,439)            --
         Profit on disposal of Investments                            --         (4,495)
         Deferred compensation                                        --          3,273
         Equity in losses of affiliated companies                     --            667
         Other non cash charges                                       --          6,509
         Changes in operating assets and liabilities:
                Accounts receivable                                   23         (2,650)
                Inventories                                          120             72
                Restricted cash                                       --        (10,886)
                Other current assets                                (225)       (14,414)
                Other non-current assets                              --            255
                Deferred income                                       --            142
                Accounts payable                                     615         14,558
                Accrued expenses and other liabilities              (514)        12,985
                Accrued interest                                      --          1,180
                                                                 -------      ---------
    Net cash provided by / (used in) operating activities         (3,299)       (53,569)
                                                                 -------      ---------

Cash flows from investing activities
    Purchases of equipment and fixtures                              (76)        (7,689)
    Proceeds from disposal of assets                                 637             --
    Purchase of trade marks                                         (467)            --
    Proceeds from sale of trademarks                               1,560             --
    Investment in affiliates                                          --         (8,879)
    Acquisition of subsidiary                                         --         (9,618)
                                                                 -------      ---------
    Net cash provided by / (used in) investing activities          1,654        (26,186)
                                                                 -------      ---------

Cash flows from financing activities
    Related party loan                                                --          5,407
    Proceeds of long term debt                                        --          1,597
    Proceeds from issuance of preferred shares                        --         63,444
    Proceeds from bank borrowings                                  1,310             80
    Proceeds from bridge finance                                      --          7,389
                                                                 -------      ---------
    Net cash provided by / (used in) financing activities          1,310         77,917
    Effect of exchange rates on cash                                  --          2,708
                                                                 -------      ---------
    Net increase (decrease) in cash and cash equivalents            (335)           870
    Cash and cash equivalents at the beginning of the period         403            254
                                                                 -------      ---------
    Cash and cash equivalents at the end of the period           $    68      $   1,124
                                                                 -------      ---------

    Supplemental disclosure of cash flow information
    Interest paid                                                $   215      $     572
                                                                 =======      =========


                                       5
                             See accompanying notes

                                CI4NET.COM, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

      CI4NET.com Inc. ("Ci4net" or the "Company") is a U.S. publicly held holding company whose principal business is acquiring and developing early stage Internet and communications/wireless applications businesses with a European and Pacific Rim focus.

      Recent market conditions have heavily affected the Internet and Technology sectors, making it very difficult for companies within those sectors to raise either public or private financing. Ci4net has adapted to these conditions by rationalizing its portfolio to reduce the number of its portfolio companies from 40 to 25 companies, in order to focus on those portfolio companies with the best long-term potential for growth and profitability. These businesses will be resourced either directly from Ci4net or through co-investment with strategic partners. The Company believes that these actions have and will continue to reduce cash burn for the Company. The rationalization process involved the disposal of holdings in three companies, 1 company being placed into administration, and 11 initial stage concept companies going dormant with no future investment planned.

      The Company's segments (formally, "Business to Business", "Business to Consumer", "Internet Infrastructure", and "holding company operations") have also been reconfigured to better reflect the areas of focus for the Company after the rationalization process.

      The Company's portfolio of 25 operating companies is focused on 4 core markets:

            o     Internet infrastructure and services - 7 companies

            o     Communications/wireless applications - 3 companies

            o     Digital markets/exchanges - 6 companies

            o     Digital businesses - 9 companies

      Internet Infrastructure and Services. The Company's primary strategy in this space is to build an Asian Pacific portfolio of free Internet service providers, or ISPs, centered around the Company's proprietary ad-serving technology. This technology was developed through the Company's wholly-owned subsidiary, GlobalFreeway BVI Limited ("GlobalFreeway"), the largest free ISP in Australia. The Company believes that its ad-serving technology will allow us to increase customers rapidly while reaching profitability faster than any other free ISP. The Company believes that it can leverage that rapid growth throughout the Asia Pacific region. GlobalFreeway has already grown from its service launch in January 2000 to have approximately 200,000 subscribers, and the Company intends to seek significant growth and to achieve profitability in 2001. In addition, the Company intends to leverage the intellectual property and product and service offerings of its Internet services businesses to bundle fee-based service and product offerings to the Company's ISP and other customers in the Far East as well as to customers elsewhere in the world. The Company has 7 partner companies in this space, including Cassium Ltd., Chorus Europe Ltd., 4th Wave/AKAS Ltd., GlobalFreeway, mostra Ltd., Perform.com LLC, and Splash Communications Ltd.

      Communications/Wireless Applications. The Company is building a portfolio of companies operating in this space, centered upon the expertise and market presence of our 86%-owned subsidiary, Systeam SpA. The Company intends to make Systeam the core building block of this portion of our business, initially European-focused but with the expectation of expansion into Asian markets, aiming to deliver cutting-edge communications/wireless services and products. The Company's other companies in this space at this time are enteraction tv Ltd. and Kismet International NV.

      Digital Markets/Exchanges. The Company is developing a portfolio of companies operating or developing digital markets/exchanges. The Company is currently centering our operations in this space on 6 development stage companies: AirCharterExchange.com Ltd., Amossco Holding Ltd., Easy2Ship.com Ltd., Fish Exchange.net Inc., ICM Resources Ltd. and tempz.com Ltd.

      Digital Businesses. The Company has a portfolio of 9 development stage companies that are operating or developing e-commerce businesses, including: allCars.com Ltd., BusinessVillages.com Ltd., BuyThisFast Inc., go-within.com Ltd. (formally, Femail.com Ltd), Kids Events Ltd., Personal Care Card Nederland Holding BV, Property World (Internet) Ltd., Buyers Guide UK Ltd and trrravel.com Ltd.

                                CI4NET.COM, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

      Most of the businesses the Company has acquired or developed are wholly- or majority-owned; the Company also has minority investments in some businesses. All of the companies in which the Company has invested are referred to as "partner companies". The Company's strategy is to identify market leaders in emerging technologies in these core markets, develop the corporate infrastructure of these companies and finance their growth through public and private equity offerings by the operating companies themselves, once the companies are sufficiently developed to obtain that financing, as well as through strategic partnerships. The Company seeks to leverage expertise, particularly technologies of the operating companies, and industry contacts and opportunities for sales and marketing, among its portfolio companies. The Company's revenue models for the companies in its portfolio are based primarily upon fee-based services and products, although the revenue mix of some of our companies, such as ISPs, may reflect a higher proportion of advertising revenue during initial commercial operations only. To date, the Company has invested approximately $80 million in cash and $120 million in our stock in approximately 50 investments. Our current portfolio of 25 partner companies reflects consolidations of strategically related businesses, dispositions of businesses and other adjustments in our corporate structure.

      Existing Partner Companies are, and any partner companies acquired in the future will likely be, in early stages of development and therefore are expected to require Company financing to fund their operations. As part of the consideration for the acquisition of equity in certain of our partner companies, we agreed to make loans to those companies, subject to the partner companies performing in accordance with mutually agreeable business plans and the satisfaction of certain other conditions. At October 31, 2000, the total commitments made by the company under these acquisition agreements amounted to $53.5 million, of which $15.1 million had been advanced to partner companies. In certain instances the Company has suspended or terminated funding of partner company as a result of the failure of such partner companies to satisfy their respective funding conditions. In other circumstances the Company is working with the management of such partner companies to explore alternative financing sources.

      Although the Company has reduced its overheads inline with market conditions there are certain funding requirements to maintain our staff and operations apart from those subsidiaries and other companies. Such financing requirements are expected to be substantial and there can be no assurance that the currently projected requirements will remain the same. As of October 31, 2000, we had approximately $1.1 million in cash and cash equivalents. These funds, and the funds subsequently received from our principal shareholder and the purchasers of our bridge notes, have largely been expended as of the date of this report. Our overdraft facility with HSBC is anticipated to provide the Company with sufficient proceeds to fund negative cash flow through to mid January 2001. We require significant additional financing in the very near future to fund operations. We are presently pursuing a permanent financing but have not completed it and cannot provide assurance as to whether it will be completed. The permanent financing could consist of common stock, if additional funds are raised through the issuance of equity securities, our existing security holders may experience substantial dilution. Alternatively, we may seek to obtain bank financing or other sources of credit for purposes of funding future operations, although there can be no assurance that such funds will be available on acceptable terms. Unless our financing requirements are met there will be substantial doubt as to the company's ability to continue as a going concern.

BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements apply to the Company and its subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation.

      The unaudited condensed consolidated financial statements have been prepared by the Company and reflect all adjustments, which consist only of normal recurring adjustments and, in the opinion of management are necessary for a fair presentation of the interim periods presented. The results of operations for the three and nine months ended October 31, 2000 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending January 31, 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). The balance sheet at January 31, 2000 has been derived from the audited financial statements on that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                                CI4NET.COM, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

RESTRICTED CASH

      Restricted cash amounting to $10.9 million was held by HSBC Bank plc as security against the overdraft facility of Media Ventures plc.

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

      The Company's publishing revenues are derived from the sale of publications and titles. Revenues from this source are recognized at the point of sale.

      The Company's travel revenue consists of revenue for travel related services predominately consisting of airline seat sales that are recognized on the date of travel.

LONG-LIVED ASSETS

      In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed", long-lived assets to be held and used by the Company are reviewed to determine whether an event or change in circumstances indicates that the carrying amount of the asset may not be recoverable. The Company has written down the value of intangible assets by an amount of $6.8 million relating to partner companies disposed of subsequent to October 31, 2000, being Planet Edge Ltd., Warburton Lort Ltd. and Media Ventures plc. Intangible assets in continuing partner companies are currently being reviewed; this process will be complete during the next quarter and will be reported accordingly. A decline in intangible assets is expected but cannot be determined at this time.

PER SHARE AMOUNTS

      Net loss per share is computed using the weighted average number of common shares outstanding. Since the Company has a net loss for the three and nine months ended October 31, 2000, net loss per share on a diluted basis is equivalent to basic net

                                CI4NET.COM, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

loss per share because the effect of converting outstanding stock options, warrants, common stock subject to repurchase, convertible debt, preferred stock and other common stock equivalents would be anti-dilutive. There were no events that diluted the weighted average shares outstanding for the three and nine months October 31, 1999.

      The computation of basic and diluted net loss per share is as follows:

                                                                   Three Months Ended                Nine Months Ended
                                                                       October 31,                      October 31,
                                                               ---------------------------      ---------------------------
                                                                  1999            2000             1999            2000
                                                               ---------      ------------      ---------      ------------
                                                                     In thousands, except share data and per share data
Net profit (loss)                                              $    (864)     $    (43,356)     $  (1,824)     $   (112,862)
                                                               =========      ============      =========      ============

Weighted averages shares outstanding                             733,333        30,325,553        733,333        28,440,078

Effect of diluted securities - employee stock option                  --                --             --                --

Shares used to compute basic and diluted net income (loss)
per share                                                        733,333        30,325,553        733,333        28,440,078
                                                               =========      ============      =========      ============

Basic and diluted net income (loss) per share                  $   (1.18)     $      (1.43)     $   (2.49)     $      (3.97)
                                                               =========      ============      =========      ============

RECLASSIFICATION

      Certain prior period amounts have been reclassified to conform with the current periods presentation. Such reclassifications had no effect on the results of operations or accumulated deficit.

RECENT ACCOUNTING PRONOUNCEMENTS

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

2. BUSINESS COMBINATIONS, ACQUISITIONS AND DISPOSITIONS

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

      On March 1, 2000, Ci4net acquired Systeam SpA, one of Italy's leading e-systems integrators. The purchase price consisted of $10.5 million in cash and 447,931 shares of the Company's common stock. The Company has also provided a loan facility to Systeam S.p.A. of up to $1,000,000 which will be required to be repaid upon the occurrence of a liquidity event. The acquisition has been accounted for under the purchase method of accounting.

      On March 7, 2000, Ci4net acquired a 66% equity stake in I Consultants Limited, a UK company, which has a wholly owned subsidiary 4thWave Technologies Ltd., a provider of local ISP services and an IASP (an "Internet Application Service Provider") developer of Internet-based clinical trial systems designed to accelerate completion of clinical testing of new drugs,

                                CI4NET.COM, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

      On March 24, 2000, Ci4net acquired approximately 2% of the equity in Perform.com LLC, an IASP, for $500,000. Perform.com has developed a suite of Internet-based tools to facilitate the effective management of people, projects, goals, communications, training and development. The investment is carried at cost.

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

      On May 1, 2000, Ci4net acquired a 51% equity stake in Citee BV, a systems integrator in the Netherlands, for 620,000 shares of the Company's common stock. The Company also supplied a loan facility to Citee of up to $1,847,075, which will be required to be repaid in full upon the occurrence of a liquidity event. The acquisition was accounted for under the purchase method of accounting. Subsequent to the date of acquisition, the Company was unable to meet certain of its purchase price and other obligations under the Citee BV acquisition agreement. On October 25, 2000, Ci4net relinquished its 51% equity stake in Citee BV (the "Citee Shares") in consideration for the return by the original sellers of the Citee Shares of the shares of Ci4net Common Stock issued to such sellers pursuant to the acquisition agreement. The loss on disposition amounted to $17.6 million due to the decline in market value of the Company's Common Stock between the date of the Company's acquisition and disposition of the Citee Shares. The trading activity of Citee BV was included as contract revenue of the Company prior to the disposition of the Citee Shares. The loss on disposal was set against the profit on disposal of Planet Edge Australia Ltd.

                                CI4NET.COM, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

      On May 3, 2000, Ci4net acquired a 51% equity stake in AirCharterExchange.com Ltd, a United Kingdom based online air charter business exchange for both passenger and cargo airlines. The Company is also providing a loan facility to AirCharterExchange.com Ltd of up to $2,000,000, which will be required to be repaid in full upon the occurrence of a liquidity event. The acquisition has been accounted for under the purchase method of accounting.

      On May 19, 2000, Ci4net acquired a 51% equity stake in Splash Communications Limited for 127,471 common stock of Ci4net at $34.00 per share. Splash Communication Limited is a United Kingdom based PR and marketing agency geared specifically towards internet based organizations. The acquisition has been accounted for under the purchase method of accounting.

      On May 24, 2000, Ci4net signed an agreement with Aminex PLC to form a joint venture pursuant to which each of Ci4net and Aminex PLC hold a 50% equity stake in Oilsupplyexchange.com Limited. The investment has been accounted for under the equity method of accounting.

      On June 7, 2000, Ci4net acquired a 10% equity stake in Cassium Ltd., a UK company with offices in Sweden and Italy providing established corporate and B2B clients with comprehensive high-end web base enterprise platforms and solutions for $5.0 million. The investment is carried at cost.

      On June 26, 2000, Ci4net acquired a 51% equity stake in Warburton Lort Ltd, a United Kingdom based executive recruitment consultancy, for 61,552 common stock of Ci4net. The acquisition was accounted for under the purchase method of accounting. As described in Note 5, the transaction has been reversed.

      On July 19, 2000, the Company acquired 100% of Global Freeway Pty Limited ("Global Freeway"), which had previously been held by its majority-owned subsidiary Planet Edge Australia. Simultaneously, the Company sold a 30% interest in Planet Edge Australia to a third party for a nominal purchase price, reducing the Company's interest in Planet Edge Australia to 25%. The profit on the decreased ownership of Planet Edge Australia was $22.1 million, this was set against the loss on the disposal of Citee In addition, the Company acquired a 100% equity interest in Pacific Internet Solutions Limited ("Pacific Internet") for 954,543 shares of common stock of Ci4net. Pacific Internet owns the worldwide rights to develop Global Freeway.

      On August 24, 2000, Ci4net signed an agreement with the minority shareholders of I Global.com Inc. to acquire an additional 9% equity of I-Global.com Inc. in exchange for 300,000 newly issued shares of the Company's common stock, bringing the Company's ownership position to 70%.

PRO FORMA EFFECT OF ACQUISITIONS

      The unaudited pro forma effect of the acquisitions set forth below, assuming each of the acquisitions was consummated at the beginning of the period, and the preceding period, is as follows:

                                                  Nine months ended October 31,
                                                   1999                  2000
                                                 --------             ---------
                                                          In thousands
Revenues                                         $ 28,055             $  58,928
Net loss                                         $ (2,696)            $(113,531)
Net loss per share                               $  (3.68)            $   (3.99)

3. SEGMENTAL INFORMATION

      The Company's businesses are organized, managed and internally reported as separate business units which are reportable under SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information".

      The Company's old classification of "Business to Business", "Business to Consumer", "Internet Infrastructure" has been reconfigured to better describe the Company's focus on its partner companies within 5 core segments as described below.

      The Company has four principal segments: (1) Internet Infrastructure and Services, (2) Communications/Wireless Applications, (3) Digital
Markets/Exchanges, and (4) Digital Businesses and (5) holding company operations.

                                CI4NET.COM, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

      The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We evaluate performance and allocate resources based on segmental operating income (loss).

                                                            Three Months Ended
                                                                October 31,
                                 ----------------------------------------------------------------------------
                                               1999                                      2000
                                 ----------------------------------    --------------------------------------
                                  Third        Inter-                                    Inter-
                                  Party       company        Total     Third Party      company       Total
                                 -------      -------      --------    -----------     --------      --------
Net Revenue
   Internet Infrastructure            --           --            --         8,066          (164)        7,902
   Digital Markets/Exchanges          --           --            --         2,611            --         2,611
   Communications/ Wireless           --           --            --         2,162            --         2,162
    Applications
   Digital Business                1,100           --         1,100        12,209             7        12,216
   Holding                            --           --            --            --            --            --
                                 -------      -------      --------      --------      --------      --------
                                 $ 1,100      $    --      $  1,100      $ 25,048      $   (157)     $ 24,891
                                 =======      =======      ========      ========      ========      ========

Operating income (loss)
   Internet Infrastructure            --           --            --        (4,545)         (164)       (4,709)
   Digital Markets/Exchanges          --           --            --        (2,167)           --        (2,167)
   Communications/ Wireless           --           --            --          (528)           --          (528)
    Applications
   Digital Business                 (746)          --          (746)       (4,033)            7        (4,026)
   Holding                            --           --            --       (34,738)           --       (34,738)
                                 -------      -------      --------      --------      --------      --------
                                 $  (746)     $    --      $   (746)     $(46,011)     $   (157)     $(46,168)
                                 =======      =======      ========      ========      ========      ========
                                                             Nine Months Ended
                                                                October 31,
                                 ----------------------------------------------------------------------------
                                               1999                                      2000
                                 ----------------------------------    --------------------------------------
                                  Third        Inter-                                    Inter-
                                  Party       company        Total     Third Party      company       Total
                                 -------      -------      --------    -----------     --------      --------
Net Revenue
   Internet Infrastructure            --           --             --        14,026         1,621        15,647
   Digital Markets/Exchanges          --           --             --         4,615            --         4,614
   Communications/ Wireless           --           --             --         6,088            --         6,088
    Applications
   Digital Business                4,813           --          4,813        28,928             7        28,935
   Holding                            --           --             --            --            --            --
                                 -------      -------      ---------     ---------     ---------     ---------
                                 $ 4,813      $    --      $   4,813     $  53,657     $   1,628     $  55,284
                                 =======      =======      =========     =========     =========     =========

Operating income (loss)
   Internet Infrastructure            --           --             --       (27,084)        1,621       (25,463)
   Digital Markets/Exchanges          --           --             --        (4,069)           --        (4,069)
   Communications/ Wireless           --           --             --        (1,093)           --        (1,093)
    Applications
   Digital Business               (1,477)          --         (1,477)       (9,643)            7        (9,636)
   Holding                            --           --             --       (72,841)           --       (72,841)
                                 -------      -------      ---------     ---------     ---------     ---------
                                 $(1,477)     $    --      $  (1,477)    $(114,730)    $   1,628     $(113,102)
                                 =======      =======      =========     =========     =========     =========

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

                                CI4NET.COM, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

5. CONVERTIBLE DEBT

      On November 24, 2000, the Company sold to certain investors 10% promissory notes in the aggregate amount of $2,670,000 (the "Second Tranche Notes"). The Second Tranche Notes carried warrant coverage of 100% which warrants have an exercise price equal to the lower of $5 per share or the price per share that the Company sells common stock or securities convertible into common stock in the next round of financing, subject to certain provisions. The Second Tranche Notes are due on April 1, 2001. In addition, the holders of these warrants will be entitled to receive one additional share of Common Stock from Kevin R. Leech for each share of Common Stock purchased upon the exercise of the warrants. At an assumed exercise price of $5, these warrants would be exercisable in aggregate for 534,000 shares of the Company's common stock and would additionally result in Kevin R. Leech transferring 534,000 shares of Company common stock currently owned by him to the investors who purchased the Second Tranche Notes. The Second Tranche Notes are secured by the Company's 86% ownership of Systeam SpA pursuant to a security agreement with the collateral agent for the investors. If the holders of the First Tranche Notes act to seize or dispose of the collateral for those notes that would also cause a default under the Company's Second Tranche Notes.

      As of December 2000, investors holding First Tranche Notes with an aggregate principal amount of approximately $3,825,000 have verbally agreed to convert their First Tranche Notes into Third Tranche Notes (as described below). In order to induce the holders of the First Tranche Notes to convert their First Tranche Notes into Third Tranche Notes, the Company has agreed to offer warrant coverage of 150% which converts into common stock of the Company at a conversion price of the lower of $5 per share or the price per share that the Company sells common stock or securities convertible into common stock, in the next round of financing, subject to certain provisions. The Third Tranche Notes are due on April 1, 2001. In addition, the holders of these warrants will be entitled to receive one additional share of Common Stock from Kevin R. Leech for each share of Common Stock purchased upon the exercise of the warrants. Upon the conversion of one of such warrants, the Company would receive $5 and the investor exercising the warrant would receive one newly-issued common share of the Company along with one common share of the Company previously owned by Kevin R. Leech. At a warrant conversion price of $5, these warrants would be exercisable in aggregate for 1,147,500 shares of the Company's common stock and would additionally result in Kevin R. Leech transferring 1,147,500 shares of Company common stock currently owned by him to the investors who converted their First Tranche Notes into Third Tranche Notes. The Third Tranche Notes will be secured by the Company's 86% ownership of Systeam SpA pursuant to a security agreement with the collateral agent for the investors. If the holders of the First Tranche Notes act to seize or dispose of the collateral for those notes that would also cause a default under the Company's Third Tranche Notes

6. SUBSEQUENT EVENTS

      On November 14, 2000, Ci4net sold a 100% equity stake in Planet Edge Ltd for $15. The Company has agreed to allow to remain outstanding a loan to Planet Edge Ltd of 1.649 million English Pounds for a period of 5 years at a rate of interest equal to Barclays Bank PLC's base rate. The trading activities of Planet Edge Ltd was included as contract revenue of the Company prior to its disposal.

      On December 1, 2000, Ci4net sold a 51% equity stake in Warburton Lort Ltd for the return of 30,776 shares of common stock by former shareholders of Warburton Lort Ltd of Ci4net. The trading activities of Warburton Lort Ltd was included as other revenue of the Company prior to its disposal.

      On December 4, 2000 insolvency proceedings were commenced against, and an Administrator was appointed to oversee the affairs of, Media Ventures plc ("Media Ventures"). The trading activity of Media Ventures was included as publishing revenue of the Company for the three and nine months ended October 31, 2000.

                                CI4NET.COM, INC.

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

Overview

      The Company is a U.S. publicly held holding company whose principal business is acquiring and developing early stage Internet and communications/wireless applications businesses with a particularly European and Asian focus. Our portfolio of 25 operating companies includes 7 Internet infrastructure and service companies, 3 communications/wireless applications companies, 6 digital market/exchange companies and 9 digital business companies. Most of our Partner Companies service the United Kingdom market. The geographic focuses of our remaining Partner Companies include Italy, The Netherlands, Europe as a whole, Australia and the United States.

      Our strategy is to identify market leaders in emerging technologies in these core markets, develop the corporate infrastructure of these companies and finance their growth through public and private equity offerings by the operating companies themselves, once the companies are sufficiently developed to obtain that financing, as well as through strategic partnerships. We seek to leverage expertise, particularly technologies of the operating companies, and industry contacts and opportunities for sales and marketing, among our portfolio companies. Our revenue models for the companies in our portfolio are based primarily upon fee-based services and products, although the revenue mix of some of our companies, such as ISPs, may reflect a higher proportion of advertising revenue during initial commercial operations only. To date, we have invested approximately $80 million in cash and $120 million in our stock in approximately 50 investments. Our current portfolio of 25 partner companies reflects consolidations of strategically related businesses, dispositions of businesses and other adjustments in our corporate structure. Recent market conditions have heavily affected the Internet and Technology sectors, making it very difficult for companies within those sectors to raise either public or private financing. Ci4net has adapted to these conditions by rationalizing its portfolio to reduce the number of its portfolio companies from 40 to 25 companies, in order to focus on those portfolio companies with the best long-term potential for growth and profitability. These businesses will be resourced either directly from Ci4net or through co-investment with strategic partners. The Company believes that these actions have and will continue to reduce cash burn for the Company. The rationalization process involved the disposal of holdings in three companies, 1 company being placed into administration, and 11 initial stage concept companies going dormant with no future investment planned.

      The Company was incorporated on December 29, 1995 and did not have any operating activities until December 20, 1999, when the Company purchased all of the issued and outstanding shares of a Delaware corporation that was then named CI4NET.com Inc. ("Old Ci4net"). In connection with its acquisition of Old Ci4net, the Company effected a 1-for-15 reverse stock split, issued an aggregate of 20,500,000 post-reverse split shares of common stock to the former stockholders of Old Ci4net and simultaneously changed its name from Leisure Concepts International Inc. to CI4NET.com Inc. The pre existing stockholders of the Company held 555,446 post-reverse split shares of common stock following the completion of our acquisition of Old Ci4net. Upon completion of our acquisition of Old Ci4net, the Company issued 1,166,667 shares of its post-reverse split common stock to the former shareholders of Planet Edge Limited ("Planet Edge"), a United Kingdom information infrastructure development company that was subsequently disposed by the Company, as consideration for the prior acquisition of Planet Edge by Old Ci4net, which occurred on December 6, 1999. Also upon completion of its acquisition of Old Ci4net, the Company issued 1,200,000 shares of its post-reverse split common stock to the former shareholders of Media Ventures as consideration for the acquisition of Media Ventures by Ci4net.com Limited, a Jersey Channel Islands corporation ("Ci4net Limited"), which occurred on December 17, 1999. Old Ci4net and Media Ventures were entities under the common control of our principal shareholder, Kevin R. Leech, and the acquisition has been accounted for in a manner similar to a pooling of interests.

      The Company's financial results for the nine months ended October 31, 2000 include the results of operations of the following majority-owned companies and their related subsidiaries for the full quarter or through the date of disposition in the case of Citee BV: Three W Capital Ltd, Ci4net Limited, Planet Edge, MSK Industries, Inc., I-Global.com Inc., Media Ventures, Systeam S.p.A., Personal Care Card BV, Citee BV, AirCharterExchange.com Ltd, Splash Communication Limited and Warburton Lort Ltd. Our interests in Citee BV was disposed of on October 25, 2000. Subsequent to October 31, 2000, our interests in Planet Edge and Warburton Lort Ltd. were disposed of.

                                CI4NET.COM, INC.

Acquisitions and Dispositions

      During the nine months ended October 31, 2000 the Company acquired majority interests in 17 companies, 50% interests in 11 companies and minority interests in 6 companies. The following are brief summaries of the terms of such acquisitions:

      On February 23, 2000, Trrravel.com Ltd. ("trrravel.com"), an indirect majority-owned subsidiary of Ci4net, acquired a 100% equity stake in Independent Aviation Limited. The consideration for the acquisition consisted of an option for the purchase of shares of trrravel.com in the event that trrravel.com completes a public offering.

      On March 1, 2000, Ci4net acquired Systeam S.p.A., one of Italy's leading e-systems integrators. The purchase price consisted of $10.5 million in cash and 630,844 shares of the Company's common stock. The Company has also provided a loan facility to Systeam S.p.A. of up to $1,000,000 which will be required to be repaid upon the occurrence of a liquidity event.

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

      On March 22, 2000, Ci4net acquired a 50% equity stake in Chorus Group Inc. The consideration for the acquisition consisted of the provision by the Company to Chorus Group Inc. of a loan facility of up to $5,500,000, which will be required to be repaid upon the occurrence of a liquidity event. Chorus, a privately held, London based firm, has established itself as one of Europe's leading international business development specialists and has expertise in assisting high-growth United States-based technology companies set-up European business operations.

      On March 22, 2000, Ci4net acquired a 25% equity interest in Enteraction TV Ltd., a privately held, United Kingdom based developer of broadband and interactive TV applications for $800,000.

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

                                CI4NET.COM, INC.

      On May 1, 2000, Ci4net acquired a 51% equity stake in Citee BV, a systems integrator in the Netherlands, for 620,000 shares of the Company's common stock. The Company also supplied a loan facility to Citee of up to $1,847,075, which will be required to be repaid in full upon the occurrence of a liquidity event. The acquisition was accounted for under the purchase method of accounting. Subsequent to the date of acquisition, the Company was unable to meet certain of its purchase price and other obligations under the Citee BV acquisition agreement. On October 25, 2000, Ci4net relinquished its 51% equity stake in Citee BV (the "Citee Shares") in consideration for the return by the original sellers of the Citee Shares of the shares of Ci4net Common Stock issued to such sellers pursuant to the acquisition agreement. The loss on disposition amounted to $17.6 million due to the decline in market value of the Company's Common Stock between the date of the Company's acquisition and disposition of the Citee Shares. The trading activity of Citee BV was included as contract revenue of the Company prior to the disposition of the Citee Shares.

      On May 3, 2000, Ci4net acquired a 51% equity stake in
AirCharterExchange.com Ltd, a United Kingdom based online air charter business exchange for both passenger and cargo airlines. The Company is also providing a loan facility to AirCharterExchange.com Ltd of up to $2,000,000, which will be required to be repaid in full upon the occurrence of a liquidity event.

      On May 19, 2000, Ci4net acquired a 51% equity stake in Splash Communications Limited for 127,471 common stock of ci4net at $34.00 per share. Splash Communication Limited is a United Kingdom based PR and marketing agency geared specifically towards internet based organizations.

      On May 24, 2000, Ci4net signed an agreement with Aminex PLC to form a joint venture pursuant to which each of ci4net and Aminex PLC hold a 50% equity stake in Oilsupplyexchange.com Limited.

      On June 7, 2000, Ci4net acquired a 10% equity stake in Cassium Ltd., a UK company with offices in Sweden and Italy providing established corporate and B2B clients with comprehensive high-end web base enterprise platforms and solutions for $5.0 million.

      On June 26, 2000, Ci4net acquired a 51% equity stake in Warburton Lort Ltd for 61,552 common stock of Ci4net at $35.00 per share. Warburton Lort Ltd is a United Kingdom based executive recruitment consultancy, which in conjunction with Ci4net.com is developing an online career network, with vertical industry specific job exchanges. The acquisition has been accounted for under the purchase method of accounting. On December 1, 2000, Ci4net sold a 51% equity stake in Warburton Lort Ltd for the return of 30,776 shares of common stock by former shareholders of Warburton Lort Ltd of Ci4net at $1.88 per share. The trading activities of Warburton Lort Ltd were included as other revenue of the Company prior to its disposal.

      On July 19, 2000, the Company acquired 100% of Global Freeway Pty Limited ("Global Freeway"), which had previously been held by its majority-owned subsidiary Planet Edge Australia. Simultaneously, the Company sold a 30% interest in Planet Edge Australia to a third party for a nominal purchase price, reducing the Company's interest in Planet Edge Australia to 25%. The profit on the decreased ownership of Planet Edge Australia was $22.1 million, this was set against the loss on the disposal of Citee In addition, the Company acquired a 100% equity interest in Pacific Internet Solutions Limited ("Pacific Internet") for 954,543 shares of common stock of Ci4net. Pacific Internet owns the worldwide rights to develop Global Freeway.

Subsequent Events

      On November 14, 2000, Ci4net sold a 100% equity stake in Planet Edge Ltd for $15. The Company has agreed to allow to remain outstanding a loan to Planet Edge Ltd of 1.649 million English Pounds for a period of 5 years at a rate of interest equal to Barclays Bank plc's base rate. The trading activities of Planet Edge Ltd were included as contract revenue of the Company prior to its disposal.

      On December 1, 2000, Ci4net sold a 51% equity stake in Warburton Lort Ltd for the return of 30,776 shares of common stock by former shareholders of Warburton Lort Ltd of Ci4net at $1.88 per share. The trading activities of Warburton Lort Ltd were included as other revenue of the Company prior to its disposal. Goodwill was written down to its deemed fair value as of October 31, 2000.

      On December 4, 2000 insolvency proceedings were commenced against, and an Administrator was appointed to oversee the affairs of, Media Ventures. The trading activity of Media Ventures was included as publishing revenue of the Company for the three and nine months ended October 31, 2000. Goodwill was written down to its deemed fair value as of October 31, 2000.

                                CI4NET.COM, INC.

Private Placement

      On February 18, 2000, the Company closed a private equity placement which raised approximately $66 million in gross proceeds and generated net cash proceeds of approximately $63 million.

      On September 8, 2000, the Company sold to certain investors 10% promissory notes in the aggregate amount of $5,425,000 (the "First Tranche Notes"). The First Tranche Notes are secured by the Company's 86% ownership of Systeam SpA pursuant to a security agreement entered into with a collateral agent for the First Tranche Note investors. The First Tranche Notes carried warrant coverage of 40% which warrants have an exercise price equal to the lower of $6 per share or the price per share that the Company sells common stock or securities convertible into common stock in the next round of financing subject to certain provisions. The First Tranche Notes were due September 30, 2000 and are currently in default. If that default is not cured, the holders of these notes may exercise the customary remedies of noteholders upon default. In addition, the noteholders may dispose of the Company's entire interest in Systeam. Additionally, the First Tranche Notes are accruing interest at a rate of 18% per annum as well as 10% additional warrant coverage per week. These additional warrants have terms identical to those issued under the initially issued warrants. To-date the First Tranche Notes have accumulated 150% warrant coverage. At an assumed exercise price of $6, these warrants would be exercisable in aggregate for 1,356,250 shares of the Company's common stock.

      On November 24, 2000, the Company sold to certain investors 10% promissory notes in the aggregate amount of $2,670,000 (the "Second Tranche Notes"). The Second Tranche Notes carried warrant coverage of 100% which warrants have an exercise price equal to the lower of $5 per share or the price per share that the Company sells common stock or securities convertible into common stock in the next round of financing, subject to certain provisions. The Second Tranche Notes are due on April 1, 2001. In addition, the holders of these warrants will be entitled to receive one additional share of Common Stock from Kevin R. Leech for each share of Common Stock purchased upon the exercise of the warrants. At an assumed exercise price of $5, these warrants would be exercisable in aggregate for 534,000 shares of the Company's common stock and would additionally result in Kevin R. Leech transferring 534,000 shares of Company common stock currently owned by him to the investors who purchased the Second Tranche Notes. The Second Tranche Notes are secured by the Company's 86% ownership of Systeam SpA pursuant to a security agreement with the collateral agent for the investors. If the holders of the First Tranche Notes act to seize or dispose of the collateral for those notes that would also cause a default under the Company's Second Tranche Notes.

      As of December 2000, investors holding First Tranche Notes with an aggregate principal amount of approximately $3,825,000 have verbally agreed to convert their First Tranche Notes into Third Tranche Notes (as described below). In order to induce the holders of the First Tranche Notes to convert their First Tranche Notes into Third Tranche Notes, the Company has agreed to offer warrant coverage of 150% which converts into common stock of the Company at a conversion price of the lower of $5 per share or the price per share that the Company sells common stock or securities convertible into common stock, in the next round of financing, subject to certain provisions. The Third Tranche Notes are due on April 1, 2001. In addition, the holders of these warrants will be entitled to receive one additional share of Common Stock from Kevin R. Leech for each share of Common Stock purchased upon the exercise of the warrants. Upon the conversion of one of such warrants, the Company would receive $5 and the investor exercising the warrant would receive one newly-issued common share of the Company along with one common share of the Company previously owned by Kevin R. Leech. At a warrant conversion price of $5, these warrants would be exercisable in aggregate for 1,147,500 shares of the Company's common stock and would additionally result in Kevin R. Leech transferring 1,147,500 shares of Company common stock currently owned by him to the investors who converted their First Tranche Notes into Third Tranche Notes. The Third Tranche Notes will be secured by the Company's 86% ownership of Systeam SpA pursuant to a security agreement with the collateral agent for the investors. If the holders of the First Tranche Notes act to seize or dispose of the collateral for those notes that would also cause a default under the Company's Third Tranche Notes.

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

                                CI4NET.COM, INC.

      During the nine months ended October 31, 2000 Ci4net consummated 18 acquisitions which were accounted for using the consolidation method of accounting.

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

      During the nine months ended October 31, 2000 Ci4net consummated 6 acquisitions which were accounted for using the equity method of accounting.

      Cost Method: Companies in which the Company has minority investments that are not accounted for under either the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, the Company's share of the earnings or losses of these companies is not included in Ci4net's Consolidated Statements of Operations.

      During the nine months ended October 31, 2000 Ci4net consummated 5 acquisitions which were accounted for using the cost method of accounting.

      All of the Partner Companies' financial statements have been prepared in accordance with United States generally accepted accounting principles and applicable SEC rules and regulations.

      Results of Operations for the three and nine months ended October 31, 2000 compared with the three and nine months ended October 31, 1999.

Revenues

      Revenues, consisting of publishing revenues, contract revenues, travel revenue and other revenues, were $25.0 million for the three months ended October 31, 2000 compared to $1.1 million for the three months ended October 31, 1999 and were $53.7 million for the nine months ended October 31, 2000 compared to $4.8 million for the nine months ended October 31, 1999.

      Publishing revenues, consisting of revenues from the sale of publications and titles by Media Ventures, were $1.2 million for the three months ended October 31, 2000 compared to $ 1.1 million publishing revenues for the three months ended October 31, 1999 and were $ 4.2 million for the nine months ended October 31, 2000 compared to $ 4.8 million publishing revenues for the nine months ended October 31, 1999. The decrease in publishing revenues for the nine months ended October 31, 2000 compared with the period ended 1999 was principally due to reduced level of magazine title sales. Due to the appointment of an Administrator to Media Venture plc on December 4, 2000 there will be no future publishing revenues

      Contract revenues consist of revenues for Web site design services and hosting arrangements. Revenues from Web site design services are recognized upon the completion of each contract. Revenues for hosting facilities are recognized ratably over the term of the contract. Contract revenues were $ 8.5 million for the three months ended October 31, 2000 and were $ 17.9 million for the nine months ended October 31, 2000. Contract revenue was primarily attributable to the operations of Planet Edge for the full quarter, and Systeam SpA for the period February 17 through October 31, 2000 and Citee BV for the period May 1 through October 31, 2000. There were no contract revenues earned during the three and nine months ended October 31, 1999.

      Travel revenue, generated by trrravel.com and IAL Ltd. consists of revenue for travel related services predominately consisting of airline seat sales that are recognized on the date of travel. Travel revenues were $ 9.5 million for the three months ended October 31, 2000 and were $ 20.6 million for the nine months ended October 31, 2000. There were no travel revenues earned during the three and nine months ended October 31, 1999.

      Other revenues consist of revenues mainly generated from ICM, Mostra and Allcars.com. Other revenues were $5.7 million

                                CI4NET.COM, INC.

for the three months ended October 31, 2000 and were $10.9 million for the nine months ended October 31, 2000; there were no other revenues for the nine months ended October 31, 1999.

Cost of Revenues

      Publishing costs were $1.6 million for the three months ended October 31, 2000 compared to $1.5 million for the three months ended October 31, 1999 and were $ 5.3 million for the nine months ended October 31, 2000 compared to $ 4.9 million for the nine months ended October 31, 1999. Media Ventures acquires magazine titles that have suffered from reduced circulation and advertising revenues. It is expected that costs will exceed revenue while Media Ventures is rebuilding the circulation and advertising revenue. Due to the appointment of an Administrator to Media Venture plc on December 4, 2000 there will be no future publishing cost of revenues

      Cost of contract revenues were $9.2 million for the three months ended October 31, 2000 and were $15.3 million for the nine months ended October 31, 2000. Cost of contract revenues has been incurred by Partner Companies that have contract revenue for the three and nine months ended October 31, 2000. There was no cost of contract revenues for the three and nine months ended October 31, 1999.

      Cost of travel revenues were $9.1 million for the three months ended October 31, 2000 and were $19.6 million for the nine months ended October 31, 2000. Cost of travel revenues was incurred by trrrravel.com and IAL Ltd. There was no cost of other revenues for the three and nine months ended October 31, 1999.

      Cost of other revenues were $5.5 million for the three months ended October 31, 2000 and were $29.2 million for the nine months ended October 31, 2000. Cost of other revenues was predominately incurred by Planet Edge (Australia) Ltd, due to an increase in telecommunication related costs, which was not a Partner Companies during the nine months ended October 31, 1999. There was no cost of other revenues for the three and nine months ended October 31, 1999.

Operating Expenses

      Sales and marketing expenses were $4.2 million for the three months ended October 31, 2000 compared to $0.07 million for the three months ended October 31, 1999 and were $7.7 million for the nine months ended July 31, 2000 compared to $0.2 million for the nine months ended October 31, 1999. The substantial increase in sales and marketing expenses resulted from expenses related to a marketing campaign intended to assist in establishing Partner Company market share and brand recognition within Europe.

      Research and development costs were $0.4 million for the three months ended October 31, 2000 were $0.7 million for the nine months ended October 31, 2000. Research and Development costs relate to 4th Wave Ltd, I Global Inc., Planet Edge (Australia) Ltd and Systeam S.p.a. There were no research and development costs for the nine months ended October 31, 1999.

      General and administrative expenses were $16.5 million for the three months ended October 31, 2000 compared to $0.3 million for the three months ended October 31, 1999 were $39.6 million for the nine months ended October 31, 2000 compared to $1.2 million for the nine months ended October 31, 1999. The increase was attributable primarily to new acquisitions, deferred compensation costs, professional services and general overheads.

      Depreciation expense were $1.1 million for the three months ended October 31, 2000 compared to $0.01 for the three months ended October 31, 1999 were $2.7 million for the nine months ended October 31, 2000 compared to $0.03 for the nine months ended October 31, 1999. The increase in depreciation expense was attributable to an increase in capital expenditures.

      Amortization expense were $16.5 million for the three months ended October 31, 2000 and were $41.5 million for the nine months ended October 31, 2000; there was no amortization expense for the three and nine months ended October 31, 1999. The amortization expense consisted of amortization of goodwill related to the acquisition of interests in Partner Companies. Goodwill related to acquisitions is amortized in equal installments over three years.

      Goodwill write off was $6.8 million for the three months ended October 31, 2000 and the nine months ended October 31, 2000. This is the goodwill write off relating to investments of Planet Edge UK and Warburton Lort subsequently disposed of, and the issuance of insolvency proceedings against Media Ventures.

                                CI4NET.COM, INC.

Other Expenses and Loss

      Profit on disposal of investments for the three months ended October 31, 2000 and nine months ended October 31, 2000 was $ 4,5 million which relates to a loss made on the disposal of our interests in Citee BV and a profit on the disposal of a 30% interest in Planet Edge Australia. There was no disposals of investments for the three and nine months ended October 31, 1999.

      Equity in losses of affiliated companies was $0.3 million for the three months ended October 31, 2000 and was $0.7 million for the nine months ended October 31, 2000; there was no equity in losses of affiliated companies for the three and nine months ended October 31, 1999. The losses being attributable to companies where Ci4net maintains an equity investment.

      Interest income was $ 0.09 million for the three months ended October 31, 2000 and was $0.5 million for the nine months ended October 31, 2000; there was no interest income for the three and nine months ended October 31, 1999. The interest income primarily consists of interest received on monies held by Ci4net.com.

      Interest expense was $1.6 for the three months ended October 31, 2000 compared to $0.1 the for the three months ended October 31, 1999 and was $2.3 million for the nine months ended October 31, 2000 compared to $0.3 million for the nine months ended October 31, 1999. Interest accrued on primarily on the bridging loan and a related party loan to Ci4net from Gala Consultancy Limited and POL Capital Limited, in which Kevin R. Leech, our Chairman, has a controlling interest, and bank borrowing by Media Ventures.

Net loss

      Net loss was $43.4 million for the three months ended October 31, 2000 compared to net loss of $0.9 million for the three months ended October 31, 1999 and was $112.9 million for the nine months ended October 31, 2000 compared to net loss of $1.8 for the nine months ended October 31, 1999. The net loss was due to increases in cost of revenue, general and administration expenses, sales and marketing expense and amortization expense.

Liquidity and Capital Resources

      The Company's principal source of funds during the nine months ended October 31, 2000 was from the closing of a private equity placement pursuant to which approximately $63.4 million in net proceeds were received by the Company. During August and September 2000, Kevin Leech, our Chairman, loaned the Company and certain of its subsidiaries an aggregate of GBP3.9 million (approximately $5.7 million), which funds were used for working capital and other general corporate purposes. During September through November 2000, the Company issued promissory notes to certain bridge investors resulting in gross proceeds to us of $8,095,000. On September 30, 2000, the Company had sold to certain investors 10% promissory notes in the aggregate amount of $5425,000. The First Tranche Notes are secured by the Company's 86% ownership of Systeam SpA pursuant to a security agreement entered into with a collateral agent for the First Tranche
Note investors. The First Tranche Notes carried warrant coverage of 40% which warrants have an exercise price equal to the lower of $6 per share or the price per share that the Company sells common stock or securities convertible into common stock in the next round of financing subject to certain provisions. The First Tranche Notes were due September 30, 2000 and are currently in default. If that default is not cured, the holders of these notes may exercise the customary remedies of noteholders upon default. In addition, the noteholders may dispose of the Company's entire interest in Systeam. Additionally, the First Tranche Notes are accruing interest at a rate of 18% per annum as well as 10% additional warrant coverage per week. These additional warrants have terms identical to those issued under the initially issued warrants. To-date the First Tranche Notes have accumulated 150% warrant coverage. At an assumed exercise price of $6, these warrants would be exercisable in aggregate for 1,356,250 shares of the Company's common stock.

      On November 24, 2000, the Company sold to certain investors 10% promissory notes in the aggregate amount of $2,670,000. The Second Tranche Notes carried warrant coverage of 100% which warrants have an exercise price equal to the lower of $5 per share or the price per share that the Company sells common stock or securities convertible into common stock in the next round of financing, subject to certain provisions. The Second Tranche Notes are due on April 1, 2001. In addition, the holders of these warrants will be entitled to receive one additional share of Common Stock from Kevin R. Leech for each share of Common Stock purchased upon the exercise of the warrants. At an assumed exercise price of $5, these warrants would be exercisable in aggregate for 534,000 shares of the Company's common stock and would additionally result in Kevin R. Leech transferring 534,000 shares of Company common stock currently owned by him to the investors who purchased the Second Tranche Notes. The Second Tranche Notes are secured by the Company's 86% ownership of Systeam SpA pursuant to a security agreement with the collateral agent for the investors. If the holders of the First Tranche Notes act to seize or dispose of the collateral for those notes that would also cause a default under the Company's Second Tranche Notes.

                                CI4NET.COM, INC.

      As of December 2000, investors holding First Tranche Notes with an aggregate principal amount of approximately $3,825,000 have verbally agreed to convert their First Tranche Notes into Third Tranche Notes. In order to induce the holders of the First Tranche Notes to convert their First Tranche Notes into Third Tranche Notes, the Company has agreed to offer warrant coverage of 150% which converts into common stock of the Company at a conversion price of the lower of $5 per share or the price per share that the Company sells common stock or securities convertible into common stock, in the next round of financing, subject to certain provisions. The Third Tranche Notes are due on April 1, 2001. In addition, the holders of these warrants will be entitled to receive one additional share of Common Stock from Kevin R. Leech for each share of Common Stock purchased upon the exercise of the warrants. Upon the conversion of one of such warrants, the Company would receive $5 and the investor exercising the warrant would receive one newly-issued common share of the Company along with one common share of the Company previously owned by Kevin R. Leech. At a warrant conversion price of $5, these warrants would be exercisable in aggregate for 1,147,500 shares of the Company's common stock and would additionally result in Kevin R. Leech transferring 1,147,500 shares of Company common stock currently owned by him to the investors who converted their First Tranche Notes into Third Tranche Notes. The Third Tranche Notes will be secured by the Company's 86% ownership of Systeam SpA pursuant to a security agreement with the collateral agent for the investors. If the holders of the First Tranche Notes act to seize or dispose of the collateral for those notes that would also cause a default under the Company's Third Tranche Notes.

      In November 2000, the Company obtained an overdraft facility currently under negotiation from HSBC Bank plc, the Company's bank, in the amount of approximately $4.8 million (of which the Company has already drawn $3.9 million), which will be secured by the Company's holdings in certain of its partner companies. Pending completion of negotiation of this overdraft facility, Kevin Leech has agreed to personally guarantee any outstanding amounts thereunder.

      Existing Partner Companies are, and any Partner Companies acquired in the future will likely be, in early stages of development and therefore are expected to require Company financing to fund their operations. Existing Partner Companies are, and any partner companies acquired in the future will likely be, in early stages of development and therefore are expected to require Company financing to fund their operations. As part of the consideration for the acquisition of equity in certain of our partner companies, we agreed to make loans to those companies, subject to the partner companies performing in accordance with mutually agreeable business plans and the satisfaction of certain other conditions. At October 31, 2000, the total commitments made by the company under these acquisition agreements amounted to $53.5 million, of which $15.1 million had been advanced to partner companies. In certain instances the Company has suspended or terminated funding of partner company as a result of the failure of such partner companies to satisfy their respective funding conditions. In other circumstances the Company is working with the management of such partner companies to explore alternative financing sources.

      Although the Company has reduced its operating costs consistent with market conditions, the Company requires funding to financially support the Partner Companies and to cover the overhead of the Company. These funding requirements, in aggregate, are expected to be significant and there can be no assurance that the currently projected requirements will remain the same. As of October 31, 2000, we had approximately $1.1 million in cash and cash equivalents. These funds, and the funds subsequently received from Kevin Leech and the purchasers of our bridge notes, have largely been expended as of the date of this report. Our overdraft facility with HSBC is anticipated to provide the Company with sufficient proceeds to fund negative cash flow through to mid January 2001. We require significant additional financing in the very near future to fund operations. We are presently pursuing a permanent financing but have not completed it and cannot provide assurance as to whether it will be completed. The permanent financing being pursued could consist of common stock or debt securities. If additional funds are raised through the issuance of equity securities, our existing security holders may experience substantial dilution. Alternatively, we may seek to obtain bank financing or other sources of credit for purposes of funding future operations, although there can be no assurance that such funds will be available on acceptable terms. Unless our financing requirements are met there will be substantial doubt as to the company's ability to continue as a going concern.

      Net cash used by operating activities was approximately $53.6 million during the nine months ended October 31, 2000. This movement is attributable to the loss, as adjusted for non cash items, for the period of $53.9 million, whilst the net movement in operating assets and liabilities resulted in a decrease in cash used of $0.2 million.

      Net cash used in investing activities was approximately $26.2 million during the nine months ended October 31, 2000. These amounts were used primarily used to fund new acquisitions and to fund the purchases of fixed assets.

      Net cash from financing activities was approximately $77.9 million which primarily consists of the net proceeds, amounting to $63.4 million, from the sale of approximately 6.6 million shares of the Company's Series A Preferred Stock in a transaction exempt from registration pursuant to Regulation D under the Securities Act.

                                CI4NET.COM, INC.

Reportable Business Segments

      The Company's reportable segments determined in accordance with Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" are Internet infrastructure and services operations, Communications/wireless applications operations, Digital markets/exchanges operations and Digital businesses operations. The above operations include the effect of consolidating from their dates of acquisition and recording our share of earnings or losses of Partner Companies accounted for under the consolidation method of accounting. Because the aggregation of our Partner Companies and the initiation of coordinated operations among a large number of previously unrelated entities occurred only recently, we do not believe that a detailed discussion of business segment results is pertinent to an understanding of our current business.]

      The Company's Internet infrastructure and services Partner Companies derive revenues principally from programming, consulting and maintenance. The Company's Internet infrastructure and services Partner Companies also derive revenue from hosting, data management services, provision of Internet data center sites, network services, managed services (such as professional services), sales of equipment, licensing of software and the provision of a variety of other products and services. Revenues, other than revenues attributable to installation fees, equipment sales to customers and certain professional services, are generally billed and recognized ratably over the term of the applicable contract, which is generally one year. Installation fees are typically recognized at the time the installation occurs. Equipment revenues are typically recognized when the equipment is delivered to the customer or placed into service at an Internet data center. We sell third-party equipment to our customers as an accommodation to facilitate their purchase of services.

      The Company's Communication and wireless Partner Companies derive revenues from multiple sources, including commissions, advertising, consulting, and e-commerce activities. Our Communication and wireless Partner Companies typically earn a commission when each transaction is completed on their Web sites. Revenues are also derived from various advertising packages and marketing solutions provided by these Partner Companies. Revenues are also derived from consulting services. E-commerce revenues are derived from online sales and from revenue sharing arrangements with third party operators. In such sharing arrangements, the Partner Company and a third party operator jointly create a Web site or avail themselves of one another's Web site development resources and share the resulting revenues.

      The Company's Digital markets/exchanges Partner Companies derive revenues from multiple sources, including advertising, sponsorships, publishing and e-commerce transactions. E-commerce and advertising revenues are expected to grow in importance as the Company's Digital markets/exchanges Partner Companies continue to leverage their growing user bases.

      The Company's Digital businesses Partner Companies derive revenues from multiple sources, including advertising, sponsorships, publishing and e-commerce transactions.

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

                                CI4NET.COM, INC.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

            None.

ITEM 2. CHANGE IN SECURITIES.

      On August 23, 2000, Ci4net issued 954,543 shares of the Company's common stock in a private placement to certain shareholders of Pacific Internet Solutions Ltd in exchange for a 100% equity stake in Pacific Internet Solutions Ltd.

      On August 24, 2000, Ci4net issued 300,000 shares of the Company's common stock in a private placement to certain shareholders of I-Global.com Inc. to increase the Company's ownership position to 70%.

      On September 6, 2000, Ci4net issued 113,697 shares of the Company's common stock in a private placement to certain former shareholders of Personal Care Card BV in exchange for the satisfaction and forgiveness of certain loans made by such shareholders to Personal Care Card BV.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      The First Tranche Notes due September 30, 2000 are currently in default. If that default is not cured, the holders of these notes may exercise the customary remedies of noteholders upon default. In addition, the noteholders may dispose of the Company's entire interest in Systeam. Additionally, the First Tranche Notes are accruing interest at a rate of 18% per annum as well as 10% additional warrant coverage per week. These additional warrants have terms identical to those issued under the initially issued warrants in connection with the First Tranche Notes. To-date the First Tranche Notes have accumulated 150% warrant coverage. At an assumed exercise price of $6, these warrants would be exercisable in aggregate for 1,356,250 shares of the Company's common stock. If the holders of the First Tranche Notes act to seize or dispose of the collateral for those notes that would also cause a default under the Company's Second Tranche Notes and the Company's Third Tranche Notes.

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

ITEM 5. OTHER INFORMATION.

      Proceedings were commenced in June 2000 in the courts of the Isle of Jersey, Channel Islands, relating to the affairs of a Jersey company - Milner Laboratories Limited ("MLL") - of which Kevin Leech, our Chairman (Emeritus), a director of our board of directors and our largest shareholder, is a director. MLL is the largest shareholder in ML Laboratories Plc, listed on the London Stock Exchange. The proceedings were brought by Ellen Milner, the minority shareholder in MLL, against Mr. Leech, the other two directors and MLL itself. Mrs. Milner alleges that the directors have breached their duties to MLL and that her interests as a shareholder have been unfairly prejudiced. She seeks an order that MLL or Mr. Leech buy her shareholdings in MLL at an enhanced notional valuation. Mr. Leech and the other defendants have publicly stated that the claim will be defended vigorously. No date has been set for trial. There has been one hearing in the matter at which the Court found that Mrs. Milner had wrongfully applied for an asset freezing order against MLL and an asset tracing order against Mr. Leech without notifying Mr. Leech in advance, and that her lawyers had failed to inform the Court of the relevant law when she did so. Mr. Leech and his fellow directors had consented to an order preventing direct or associated transactions between them and MLL pending trial. The Court refused Mrs. Milner's request to reimpose the rest of the orders, finding that they were not justified.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

            27.1 Financial Data Schedule

(b) Reports on Form 8-K:

            None.

                                CI4NET.COM, INC.

      SIGNATURES

      In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      CI4NET.COM INC.
                                                         (Registrant)


Date: January 8, 2001                                 /s/ Linden Boyne
                                                      --------------------------
                                                      Linden Boyne
                                                      Operations Director


Date: January 8, 2001                                 /s/ Ricky Weir
                                                      --------------------------
                                                      Ricky Weir
                                                      Principal Financial and
                                                      Accounting Officer